Form 10-Q
period 1995-03-31
CORPORATE PROPERTY ASSOCIATES 2
filed 1995-05-12
CIK 312918

                                                              OMB APPROVAL
                                                    ----------------------------

                                                     OMB Number       3235-0070
                 UNITED STATES                       Expires    October 31,1995
       SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549               Estimated average burden

                  FORM 10-Q                          hours per response  190.00

                                                    ----------------------------



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1995
                               -------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from _________________ to ____________________________

Commission file number                        0-9727
                      ----------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 2
- - - - - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                     13-3022196
- - - - - - - --------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
- - - - - - - --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
- - - - - - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- - - - - - - --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                      [X]   Yes      [_]    No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.



                                      [_]   Yes      [_]    No

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)



                                     INDEX



                                                            Page No.
                                                            --------

     PART I
     ------

     Item 1. - Financial Information*

                 Balance Sheets, December 31, 1994 and
                 March 31, 1995                                2

                 Statements of Income for
                 the three months ended
                 March 31, 1994 and 1995                       3

                 Statements of Cash Flows
                 for the three months ended
                 March 31, 1994 and 1995                       4

                 Notes to Financial Statements                5-6

     Item 2. - Management's Discussion of Operations           7



     PART II
     -------

     Item 1. - Legal Proceedings                               8

     Item 6. - Exhibits and Reports on Form 8-K                8

     Signatures                                                9




     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                                    December 31,    March 31,
                                                        1994           1995
                                                    -------------  ------------
                                                       (Note)      (Unaudited)
          ASSETS:
     Land and buildings, net of
       accumulated depreciation of
       $4,831,468 at December 31, 1994 and
       $4,963,949 at March 31, 1995                  $12,567,627   $12,435,146
     Net investment in direct
       financing leases                               23,265,769    23,271,037
     Cash and cash equivalents                         4,185,923     3,237,641
     Accrued interest and  rents receivable              461,360       449,651
     Other assets                                         90,063        59,496
                                                     -----------   -----------

           Total assets                              $40,570,742   $39,452,971
                                                     ===========   ===========


          LIABILITIES:
     Mortgage notes payable                          $15,757,586   $14,499,540
     Accrued interest payable                            182,839       172,836
     Accounts payable and accrued expenses               249,991       123,592
     Accounts payable to affiliates                       53,037        79,148
     Prepaid rental income and security deposits         316,677       350,339
                                                     -----------   -----------

           Total liabilities                          16,560,130    15,225,455
                                                     -----------   -----------



          PARTNERS' CAPITAL:
     General Partners                                    185,844       188,013

     Limited Partners (55,000 Limited
     Partnership Units issued and
     outstanding)                                     23,824,768    24,039,503
                                                     -----------   -----------
           Total partners' capital                    24,010,612    24,227,516
                                                     -----------   -----------

           Total liabilities and
             partners' capital                       $40,570,742   $39,452,971
                                                     ===========   ===========


     The accompanying notes are an integral part of the financial statements.


     Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                        STATEMENTS OF INCOME (UNAUDITED)




                                                        Three Months Ended
                                                March 31, 1994    March 31, 1995
                                              ------------------  --------------
     Revenues:
      Rental income from operating leases             $  431,882      $  407,507
      Interest income from direct financing
       leases                                            859,534         816,283
      Other interest income                               36,416          54,739
      Other income                                        22,572          50,244
      Gain on sale of real estate                         23,451
                                                      ----------      ----------
                                                       1,373,855       1,328,773
                                                      ----------      ----------

     Expenses:
      Interest on mortgages                              406,129         384,240
      Depreciation                                       125,414         132,481
      General and administrative                          67,986          72,241
      Property expenses                                   85,406         151,942
      Amortization                                         4,298           4,298
                                                      ----------      ----------
                                                         689,233         745,202
                                                      ----------      ----------

        Net income                                    $  684,622      $  583,571
                                                      ==========      ==========


     Net income allocated
      to General Partners                             $    6,846       $   5,836
                                                      ==========      ==========


     Net income allocated
      to Limited Partners                             $  677,776      $  577,735
                                                      ==========      ==========


     Net income per Unit:
      (55,000 Limited
      Partnership Units)                                 $12.32          $10.50
                                                         ======          ======


     The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended
                                                              March 31,
                                                       --------------------
                                                         1994          1995
                                                         ----          ----
     Cash flows from operating activities:
      Net income                                       $ 684,622    $   583,571
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                    129,712        136,779
        Other noncash items                               (3,954)        (5,268)
        Gain on sale of real estate                      (23,451)
        Net change in operating assets and
         liabilities                                     (10,226)       (38,651)
                                                       ---------    -----------
         Net cash provided by operating activities       776,703        676,431
                                                       ---------    -----------

     Cash flows from investing activities:
      Proceeds from sale of real estate                  124,615
                                                       ---------

         Net cash provided by investing activities       124,615
                                                       ---------

     Cash flows from financing activities:
      Distributions to partners                         (363,889)      (366,667)
      Prepayment of mortgage notes payable                             (852,003)
      Payments on mortgage principal                    (389,622)      (406,043)
                                                       ---------    -----------

         Net cash used in financing activities          (753,511)    (1,624,713)
                                                       ---------    -----------

           Net increase (decrease) in cash
            and cash equivalents                         147,807       (948,282)


       Cash and cash equivalents, beginning of period  4,367,127      4,185,923
                                                      ----------    -----------


          Cash and cash equivalents, end of period    $4,514,934    $ 3,237,641
                                                      ==========    ===========



  Supplemental disclosure of cash flows information:

            Interest paid                             $  409,926    $   394,243
                                                      ==========    ===========


     The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


     Note 1.  Basis of Presentation:
              ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.


     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the three months ended March 31, 1995 are summarized as follows:

     Quarter Ended  General Partners  Limited Partners  Per Limited Partner Unit
     -------------  ----------------  ----------------  ------------------------
     December 31,        $3,667            $363,000              $6.60
      1994               ======            ========              =====


     A distribution of $6.66 per Limited Partner Unit for the quarter ended March 31, 1995 was declared and paid in April 1995.


     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month periods ended March 31, 1994 and 1995, the Partnership incurred management fees of $21,277 and $10,889, respectively, and general and administrative expense reimbursements of $15,396 and $14,131, respectively, payable to an affiliate.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1994 and 1995 were $10,431 and $22,264, respectively.


     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1994 and 1995, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                          1994      %       1995      %
                                       ----------  ----  ----------  ----
     Gibson Greetings, Inc.            $  461,928   36%  $  461,928   38%
     Unisource Worldwide, Inc.            328,560   25      328,560   27
     Pre Finish Metals Incorporated       216,785   17      233,347   19
     AT&T Corporation                      73,831    6       73,903    6
     New Valley Corporation               102,647    8       59,324    5
     Other                                107,665    8       40,728    3
     Maybelline Products Co., Inc.                           26,000    2
                                       ----------  ---   ----------  ---
                                       $1,291,416  100%  $1,223,790  100%
                                       ==========  ===   ==========  ===

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 5.  Property in Maumelle, Arkansas:
              ------------------------------

     On January 10, 1995 and March 7, 1995, the Partnership executed lease agreements with Maybelline Products Co., Inc. ("Maybelline") and A-Pak Packaging, Inc. ("A-Pak"), respectively, to occupy 100% of the leasable space at the Partnership's distribution facility in Maumelle, Arkansas.
     The Maybelline lease was effective as of February 1, 1995 with the lease term ending December 31, 1996 and provides for monthly rentals of $13,000. The A-Pak lease is effective on March 20, 1995, with the lease term expiring on February 28, 1998, and provides for monthly rentals of $11,333 in 1995 and increasing by $1,667 in each lease year thereafter. The property had previously been leased to Family Dollar Stores, Inc. which occupied the property until March 31, 1994. Under the Maybelline and A-Pak leases, the tenants are obligated to reimburse the Partnership for the cost of maintenance and insurance.


     Note 6.  Prepayment of Mortgage Notes Payable:
              ------------------------------------

     On February 23, 1995, the Partnership paid off three mortgage loans on properties formerly leased to New Valley Corporation ("New Valley") in Moorestown, New Jersey and Reno, Nevada and a property in Bridgeton, Missouri, currently leased to New Valley. The aggregate prepayment made by the Partnership was $852,003. As a result of the prepayment, the Partnership's annual debt service will decrease by $359,215. The loans had been scheduled to fully amortize between April 1997 and May 1998.


     Note 7.  Property in Moorestown, New Jersey:
              ----------------------------------

     On April 7, 1995, the Partnership and Corporate Property Associates 3 ("CPA(R):3"), an affiliate, which own the Moorestown, New Jersey property as tenants-in-common, entered into a net lease for the property with Sports & Recreation, Inc. ("Sports & Recreation") which intends to convert the facility into a retail store.

     The lease provides for a feasibility period through September 30, 1995 which is extendable through December 31, 1995 followed by an initial term of 16 years. If, during the feasibility period, Sports & Recreation is unable to meet conditions necessary to retrofit the facility to its specifications or obtain certain approvals from the municipal authorities, it has the right to terminate the lease. During the feasibility period, the Partnership and CPA(R):3 will reimburse Sports & Recreation for certain planning costs up to a maximum of $24,000. Sports & Recreation will incur all costs of retrofitting the facility; however, the Partnership and CPA(R):3 will reimburse Sports & Recreation for the cost of removing and disposing of the roof and HVAC system, replacement of the HVAC system and installing a new roof and drainage system.

     During the 16 year lease term, which is scheduled to commence at the end of the feasibility period, annual rentals will initially be $308,750 (of which the Partnership's share is approximately $121,000) during the first five lease years with stated increases every five years thereafter. There is no assurance that the lease will extend beyond the feasibility period.


     Note 8.  Resolution of Litigation:
              ------------------------

     In April 1995, the Partnership received notification that a favorable judgment had been rendered on March 15, 1995 by the Court of Common Pleas of Montgomery County, Pennsylvania in connection with certain litigation commenced by Ascott Investment Company ("Ascott") against the Partnership and General Refactories Company ("GRX"). Ascott had sought damages relating to the Partnership's sale of a property to GRX in 1986. The Court ruled that the Partnership and GRX had acted in good faith in executing the transfer of the property and dismissed all of Ascott's complaints.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



        Net income for the three-month period ended March 31, 1995 decreased by $101,000 as compared with the three-month period ended March 31, 1994. The decrease was primarily attributable to a decrease in lease revenues and an increase in property expenses. The decrease in lease revenues is due to termination of the lease with New Valley Corporation ("New Valley") on December 31, 1994 for a property in Reno, Nevada and lower revenues on the Maumelle, Arkansas distribution facility property in 1995 as compared with 1994. The Maumelle property had been occupied until March 1994 by Family Dollar Stores, Inc. and contributed $78,000 of lease revenues during the quarter ended March 31, 1994; however, the property was vacant until new leases were executed with Maybelline Products Co., Inc. and A-Pak Packaging, Inc. during the quarter ended March 31, 1995. The increase in property expense is due to the carrying costs incurred during the current period for the Reno and Maumelle properties. Interest expense decreased as the result of paying off three mortgage loans in February 1995. Although the Partnership benefited from other income of $50,000 from a nonrecurring source in 1995, the Partnership's results of operations for the period ended March 31, 1994 also reflected $46,000 of income from nonrecurring items.

        There has been no material change in the Partnership's financial condition since December 31, 1994 and Management believes that the current cash balance of $3,238,000 and cash provided from operating activities will be sufficient to meet the Partnership's current cash requirements which currently consist solely of paying quarterly distributions and meeting scheduled debt service obligations. During the current quarter, the Partnership satisfied its obligations on three mortgage loans by using $852,003 of its cash reserves to prepay three loans. As a result of these prepayments, annual debt service will decrease by $359,000. To the extent that Sports & Recreation, Inc. is able to meet the conditions necessary to retrofit the Moorestown property to use as a retail store, the Partnership will be committed to pay its share of costs for rehabilitation of the roof and heating, ventilation and air conditioning systems. Although such costs are in the process of being determined, Management believes that such costs can be funded from existing cash reserves, if necessary. As a result of the terminations of the New Valley leases for the Reno and Moorestown properties in December 1994 and May 1993, respectively, pursuant to New Valley's petition of voluntary bankruptcy, the Partnership anticipates that it will receive a payment of its claim against New Valley; however, the amount of such payment has not yet been determined.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)



                                    PART II
                                    -------



     Item 1. - LEGAL PROCEEDINGS
     ---------------------------

               During 1982, one of Registrant's tenants, GRX Refractories Company ("GRX"), indicated that it desired to terminate its lease and relocate its headquarters from Registrant's building in Bala Cynwyd, Pennsylvania, to another location in order to consolidate its operations. For this and other reasons, the General Partners decided to seek a buyer for the building. Registrant had previously held only a leasehold interest in the land and building subleased to GRX. To better market the building, Registrant purchased the underlying land and building in November 1983 with funds from its working capital reserve. On March 22, 1984, Registrant signed a Purchase and Sale Agreement to sell the GRX land and building (the "GRX Property") to Ascott Investment Corporation ("Ascott").

               On March 27, 1984, GRX commenced litigation against Registrant, the Corporate General Partner and Ascott. GRX, in its Amended Complaint filed on August 22, 1984, requested, among other relief, that the proposed sale of the GRX Property be enjoined, that the sublease between GRX and Registrant be cancelled, and that any profits from Registrant's sale of the building (assuming the sale is consummated) be split equally between GRX and Registrant. On July 23, 1985, the Registrant, the Corporate General Partner and GRX entered into a settlement agreement in which GRX agreed to dismiss this litigation.

               On December 31, 1984, Ascott commenced litigation against Registrant, the Corporate General Partner and GRX alleging in its Complaint, among other things, that the Registrant had breached its duty of good faith and fair dealing with respect to the proposed purchase and that the Registrant engaged in a conspiracy with the other defendants to enrich themselves at the expense of Ascott. Ascott was seeking $1,000,000 in compensatory damages and punitive damages in an unspecified amount.

               On March 15, 1995, the Court of Common Pleas of Montgomery County entered a ruling in favor of Registrant and the other defendants with regard to all of Ascott's claims. Ascott has the right to appeal this ruling but the Registrant does not expect such an appeal or if an appeal is filed, for such an appeal to be successful. Furthermore, the above mentioned settlement agreement with GRX provides that the Registrant, upon the satisfaction by it of certain conditions, will be indemnified and held harmless by GRX for any damages and expenses as may ever be adjudicated in favor of Ascott in this suit.


     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                During the quarter ended March 31, 1995, the Partnership was not required to file any reports on Form 8-K.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)



                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CORPORATE PROPERTY ASSOCIATES 2
                                 (a California limited partnership)

                                 By:  W.P. CAREY & CO., INC.



             05/10/95            By:      /s/ Claude Fernandez
            ----------                    ------------------------------
               Date                       Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Financial Officer)



             05/10/95            By:      /s/ Michael D. Roberts
            ----------                    -------------------------------
               Date                       Michael D. Roberts
                                          First Vice President and Controller
                                          (Principal Accounting Officer)