Form 10-Q
period 1995-06-30
CORPORATE PROPERTY ASSOCIATES 2
filed 1995-08-10
CIK 312918

                                                            OMB APPROVAL
                                                     --------------------------
                                                     OMB Number       3235-0070
                                                     Expires   October 31, 1995
                                                     Estimated average burden
                                                     hours per response  190.00
                                                     --------------------------



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1995
                               -------------------------------------------------
                                                        or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission file number                           0-9727
                       ---------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 2
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        13-3022196
--------------------------------------------------------------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)



50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (212)  492-1100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                 [X] Yes  [_] No

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)



                                     INDEX


                                                             Page No.
                                                             --------
     PART I
     ------

     Item 1. - Financial Information*

               Balance Sheets, December 31, 1994 and
               June 30, 1995                                     2

               Statements of Income for the three and six
               months ended June 30, 1994 and 1995               3

               Statements of Cash Flows for the six
               months ended June 30, 1994 and 1995               4

               Notes to Financial Statements                    5-6

     Item 2. - Management's Discussion of Operations            7-8



     PART II
     -------

     Item 6. - Exhibits and Reports on Form 8-K                  9

     Signatures                                                 10


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                             December 31,          June 30,
                                                 1994                1995
                                          ------------------   ----------------
                                                (Note)            (Unaudited)
            ASSETS:
Land and buildings, net of
  accumulated depreciation of
  $4,831,468 at December 31, 1994 and
  $5,096,430 at June 30, 1995                    $12,567,627        $12,302,665
Net investment in direct
  financing leases                                23,265,769         23,283,147
Cash and cash equivalents                          4,185,923          3,018,659
Accrued interest and rents receivable                461,360            475,582
Other assets                                          90,063             81,748
                                                 -----------        -----------

         Total assets                            $40,570,742        $39,161,801
                                                 ===========        ===========

           LIABILITIES:
Mortgage notes payable                           $15,757,586        $14,132,711
Accrued interest payable                             182,839            168,573
Accounts payable and accrued expenses                249,991             46,615
Prepaid rental income and security
  deposits                                           316,677            282,800
Accounts payable to affiliates                        53,037             40,269
                                                 -----------        -----------

        Total liabilities                         16,560,130         14,670,968
                                                 -----------        -----------

        PARTNERS' CAPITAL:
General Partners                                     185,844            190,646

Limited Partners (55,000 Limited
  Partnership Units issued and
  outstanding)                                    23,824,768         24,300,187
                                                 -----------        -----------

        Total partners' capital                   24,010,612         24,490,833
                                                 -----------        -----------

        Total liabilities and
          partners' capital                      $40,570,742        $39,161,801
                                                 ===========        ===========


The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                       STATEMENTS OF INCOME (UNAUDITED)




                                        Three Months Ended             Six Months Ended
                                   June 30, 1994  June 30, 1995  June 30, 1994  June 30, 1995
                                   -------------  -------------  -------------  -------------
Revenues:
  Rental income from
    operating leases                  $  355,424     $  432,515     $  787,306     $  840,022
  Interest income from
    direct financing leases              859,499        816,275      1,719,033      1,632,558
  Other interest income                   43,326         46,151         79,742        100,890
  Other income                                                          22,572         50,244
  Gain on sale of real estate                                           23,451
                                      ----------     ----------     ----------     ----------
                                       1,258,249      1,294,941      2,632,104      2,623,714
                                      ----------     ----------     ----------     ----------

Expenses:
  Interest on mortgages                  401,754        356,969        807,883        741,209
  Depreciation                           125,414        132,481        250,828        264,962
  General and administrative              65,586         61,723        133,572        133,964
  Property expense                       200,113        106,152        285,519        258,094
  Amortization                             4,299          4,299          8,597          8,597
                                      ----------     ----------     ----------     ----------
                                         797,166        661,624      1,486,399      1,406,826
                                      ----------     ----------     ----------     ----------


     Net income                       $  461,083     $  633,317     $1,145,705     $1,216,888
                                      ==========     ==========     ==========     ==========


Net income allocated
  to General Partners                 $    4,611     $    6,333     $   11,457     $   12,169
                                      ==========     ==========     ==========     ==========

Net income allocated
  to Limited Partners                 $  456,472     $  626,984     $1,134,248     $1,204,719
                                      ==========     ==========     ==========     ==========

Net income per Unit
  (55,000 Limited
  Partnership Units)                       $8.30         $11.40         $20.62         $21.90
                                      ==========     ==========     ==========     ==========


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                         Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                        1994           1995
                                                   --------------  ------------
Cash flows from operating activities:
  Net income                                         $ 1,145,705   $ 1,216,888
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                        259,425       273,559
    Other noncash items                                   (7,874)      (17,378)
    Gain on sale of real estate                          (23,451)
    Net change in operating assets and liabilities        41,303      (278,791)
                                                     -----------   -----------
      Net cash provided by operating activities        1,415,108     1,194,278
                                                     -----------   -----------


Cash flows from investing activities:
  Proceeds from sale of real estate                      124,615
                                                     -----------
      Net cash provided by investing activities          124,615
                                                     -----------


Cash flows from financing activities:
  Distributions to partners                             (728,333)     (736,667)
  Prepayment of mortgage notes payable                                (852,003)
  Payments on mortgage principal                        (788,911)     (772,872)
                                                     -----------   -----------
      Net cash used by financing activities           (1,517,244)   (2,361,542)
                                                      -----------   -----------

        Net increase (decrease) in cash and
         cash equivalents                                 22,479    (1,167,264)


  Cash and cash equivalents, beginning of period       4,367,127     4,185,923
                                                     -----------   -----------



        Cash and cash equivalents, end of period     $ 4,389,606   $ 3,018,659
                                                     ===========   ===========



Supplemental disclosure of cash flows information:

        Interest paid                                $   813,342   $   755,475
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



Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the six months ended June 30, 1995 are summarized as follows:


Quarter Ended             General Partners  Limited Partners  Per Limited Partner Unit
-------------             ----------------  ----------------  ------------------------

December 31, 1994              $3,667           $363,000                $6.60
                               ======           ========                =====

March 31, 1995                 $3,700           $366,300                $6.66
                               ======           ========                =====



A distribution of $6.75 per Limited Partner Unit for the quarter ended June 30, 1995 was declared and paid in July 1995.



Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month and six-month periods ended June 30, 1994, the Partnership incurred management fees of $16,434 and $37,711, respectively, and general and administrative expense reimbursements of $14,968 and $30,364, respectively, payable to an affiliate. For the three-month and six-month periods ended June 30, 1995, the Partnership incurred management fees of $20,307 and $31,196, respectively, and general and administrative expense reimbursements of $12,825 and $26,956, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1994 and 1995 were $22,199 and $28,846, respectively.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1994 and 1995, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                     1994      %       1995      %
                                  ----------  ----  ----------  ----

Gibson Greetings, Inc.            $  923,856   37%  $  923,856   37%
Unisource Worldwide, Inc.            657,120   26      657,120   26
Pre Finish Metals Incorporated       436,730   18      468,448   19
AT&T Corporation                     147,678    6      147,819    6
New Valley Corporation               205,242    8      118,626    5
Other                                135,713    5       68,776    3
Maybelline Products Co., Inc.                           65,000    3
A-Pak Packaging, Inc.                                   22,935    1
                                  ----------  ---   ----------  ---
                                  $2,506,339  100%  $2,472,580  100%
                                  ==========  ===   ==========  ===


Note 5.  Property in Moorestown, New Jersey:
         ----------------------------------

On April 7, 1995, the Partnership and Corporate Property Associates 3 ("CPA(R):3"), an affiliate, which own the Moorestown, New Jersey property as tenants-in-common, entered into a net lease for the property with Sports & Recreation, Inc. ("Sports & Recreation") which intends to convert the facility into a retail store.

The lease provides for a feasibility period through September 30, 1995 which is extendable through December 31, 1995 followed by an initial term of 16 years. If, during the feasibility period, Sports & Recreation is unable to meet conditions necessary to retrofit the facility to its specifications or obtain certain approvals from the municipal authorities, it has the right to terminate the lease. During the feasibility period, the Partnership and CPA(R):3 will reimburse Sports & Recreation for certain planning costs up to a maximum of $24,000. Sports & Recreation will incur all costs of retrofitting the facility; however, the Partnership and CPA(R):3 will reimburse Sports & Recreation for the cost of replacing the HVAC system and installing a new roof and drainage system.

During the 16 year lease term, which is scheduled to commence at the end of the feasibility period, annual rentals will initially be $308,750 (of which the Partnership's share is approximately $121,000) during the first five lease years with stated increases every five years thereafter. Sports & Recreation has not yet indicated whether it will extend the lease beyond the feasibility period, and there is no assurance that the lease will extend beyond the feasibility period.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



Results of Operations
---------------------

   Net income increased by $172,000 and $71,000 for the three-month and six-month periods ended June 30, 1995, respectively, as compared with the three-month and six-month periods ended June 30, 1994. Net income for the comparable three-month periods increased as the result of an increase in leasing revenues, a decease in interest expense and a decrease in property expenses. The increase in leasing revenue is primarily due to the leasing of the Maumelle, Arkansas distribution facility in 1995 to Maybelline Products Co., Inc. ("Maybelline") and A-Pak Packaging, Inc. ("A-Pak"). These two tenants generated approximately $62,000 of revenue in the three-month period ended June 30, 1995. The Maumelle property was vacant during the same period in 1994. In addition, rentals from Pre Finish Metals Incorporated ("Pre Finish") increased, as the result of a rent provision which passes through changes in debt service on a variable rate debt service obligation as a rent adjustment to Pre Finish. These increases in rentals offset the loss of rent which resulted from the termination of the New Valley Corporation ("New Valley") lease on a property in Reno, Nevada in December 1994. The decrease in interest expense was due to the payoff of three mortgage loans in the first quarter of 1995 and the continuing amortization of the Partnership's mortgage loans. The decrease in property expense is due to the higher costs incurred in 1994 in connection with the assessment of liquidity alternatives and costs related to the Maumelle facility which was vacant during the comparable three-month period in 1994. The Partnership, however, is now incurring carrying costs for items such as real estate taxes, insurance and maintenance on the Reno property.

   Net income for the comparable six-month periods increased as the result of decreases in interest and property expenses, as discussed above, and an increase in other interest income. This was partially offset by a modest decrease in leasing revenues. The decrease in property expense for the six-month period are not as pronounced for the comparable six-month periods as the Partnership incurred carrying costs on the Maumelle property during the first quarter of 1995 and also incurred costs related to executing the Maybelline and A-Pak leases. Other interest income increased due to higher interest rates on short-term cash equivalents; however, such rates have moderated in the first quarter of 1995. The decrease in leasing revenues was due to the New Valley lease termination which was not fully offset by the rentals from the Maumelle facility. As Maumelle was leased during the first quarter of 1994, rentals were only $10,000 higher in the six-month period ended 1995 than the rentals from the facility for the six-month period ended June 30, 1994. Rentals from Maumelle will be higher for the full year, as Maumelle was unleased during the entire second half of 1994. The Partnership realized income from nonrecurring sources in both 1994 and 1995. As the amounts earned from nonrecurring sources were similar, such nonrecurring income had no significant impact on the comparability of earnings.



Financial Condition
-------------------

   There has been no material change in the Partnership's financial condition since December 31, 1994 and Management believes that the current cash balance of $3,019,000 and cash provided from operating activities will be sufficient to meet the Partnership's cash requirements which currently consists solely of paying quarterly distributions and meeting scheduled mortgage principal payments. Cash flows from operating activities were sufficient to fund payment of quarterly distributions and $450,000 of $773,000 of scheduled mortgage principal payments. During the first quarter, the Partnership satisfied its obligations on three

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------



Financial Condition, continued
------------------------------

mortgage loans by using $852,003 of its cash reserves to prepay these loans. As a result of these prepayments, annual debt service will decrease by $359,000. Management determined it was prudent to reduce cash balances by prepaying debt which bear higher interest rates than the rate of interest that could be earned by cash invested in money market instruments. To the extent that Sports & Recreation, Inc. is able to meet the conditions necessary to retrofit the Moorestown property for use as a retail store, the Partnership will be committed to pay its share of costs for rehabilitation of the roof and heating, ventilation and air conditioning systems. Although such costs are still in the process of being determined, Management believes that such costs can be funded from existing cash reserves, if necessary. As the Moorestown property is unencumbered by mortgage debt, the Partnership would have the option of using debt financing to fund improvements; however, the Partnership does not currently intend to pursue any additional debt financing. As a result of the terminations of the New Valley leases for the Reno and Moorestown properties in December 1994 and May 1993, respectively, pursuant to New Valley's voluntary bankruptcy petition, the Partnership anticipates that it will receive a payment of its claim against New Valley; however, the amount of such payment has not yet been determined, even though New Valley's reorganization has been approved by the bankruptcy court.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                During the quarter ended June 30, 1995, the Partnership was not required to file any reports on Form 8-K.

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

                            CORPORATE PROPERTY ASSOCIATES 2
                            (a California limited partnership)

                            By:  W.P. CAREY & CO., INC.



        08/9/95             By:      /s/ Claude Fernandez
      -------------                 ------------------------------
        Date                        Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Financial Officer)



        08/9/95             By:      /s/ Michael D. Roberts
      -------------                 -------------------------------
        Date                        Michael D. Roberts
                                    First Vice President and Controller
                                    (Principal Accounting Officer)