Form 10-Q
period 1995-09-30
CORPORATE PROPERTY ASSOCIATES 2
filed 1995-11-13
CIK 312918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period                SEPTEMBER 30, 1995
 ended                   ---------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from          to
                               --------    --------

Commission file number                0-9727
                                      ------

                        CORPORATE PROPERTY ASSOCIATES 2
                        -------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                   13-3022196
         ----------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                 10020
----------------------------------------                 -----
(Address of principal executive offices)              (Zip Code)


                                (212)  492-1100
                                ---------------
             (Registrant's telephone number, including area code)


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

                                                          Yes [X]      No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                          Yes [_]      No [_]

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)



                                     INDEX



                                                            Page No.
                                                            --------
      PART I
      ------

      Item 1. - Financial Information*

                Balance Sheets, December 31, 1994 and
                September 30, 1995                              2

                Statements of Income for the three and nine
                months ended September 30, 1994 and 1995        3

                Statements of Cash Flows for the nine
                months ended September 30, 1994 and 1995        4

                Notes to Financial Statements                  5-6

      Item 2. - Management's Discussion of Operations          7-8



      PART II
      -------

      Item 6. - Exhibits and Reports on Form 8-K                9

      Signatures                                               10



     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)

                                    PART I
                                    ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                BALANCE SHEETS

                                                    December 31,   SEPTEMBER 30,
                                                        1994            1995
                                                    -------------  --------------
                                                       (Note)       (UNAUDITED)
            ASSETS:
     Land and buildings, net of
         accumulated depreciation of
         $4,831,468 at December 31, 1994 and         $12,567,627     $12,180,270
         $5,225,675 at September 30, 1995
     Net investment in direct
         financing leases                             23,265,769      23,283,395
     Cash and cash equivalents                         4,185,923       3,046,321
     Accrued interest and  rents receivable              461,360         467,328
     Other assets                                         90,063         104,259
                                                     -----------     -----------

             Total assets                            $40,570,742     $39,081,573
                                                     ===========     ===========


            LIABILITIES:
     Mortgage notes payable                          $15,757,586     $13,756,146
     Accrued interest payable                            182,839         164,825
     Accounts payable and accrued expenses               249,991          45,261
     Prepaid rental income and security deposits         316,677         282,800
     Accounts payable to affiliates                       53,037          58,273
                                                     -----------     -----------

             Total liabilities                        16,560,130      14,307,305
                                                     -----------     -----------

            PARTNERS' CAPITAL:

     General Partners                                    185,844         193,771

     Limited Partners (55,000 and 54,900 Limited
     Partnership Units issued and outstanding at
     December 31, 1994 and September 30, 1995)        23,824,768      24,580,497
                                                     -----------     -----------

             Total partners' capital                  24,010,612      24,774,268
                                                     -----------     -----------

             Total liabilities and
               partners' capital                     $40,570,742     $39,081,573
                                                     ===========     ===========

     The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)


                       STATEMENTS OF INCOME (UNAUDITED)



                                              Three Months Ended                       Nine Months Ended
                                      September 30, 1994  SEPTEMBER 30, 1995  September 30, 1994  SEPTEMBER 30, 1995
                                      ------------------  ------------------  ------------------  ------------------

Revenues:
        Rental income from
         operating leases                     $  361,191          $  441,454          $1,148,497          $1,281,476
        Interest from direct
         financing leases                        859,462             818,112           2,578,495           2,450,670
        Other interest income                     48,403              45,242             128,145             146,132
        Other income                               1,825                                  24,397              50,244
        Gain on sale of real estate                                                       23,451
                                              ----------          ----------          ----------          ----------
                                               1,270,881           1,304,808           3,902,985           3,928,522
                                              ----------          ----------          ----------          ----------

Expenses:
        Interest on mortgages                    396,023             347,376           1,203,906           1,088,585
        Depreciation                             125,415             129,245             376,243             394,207
        General and administrative                72,489              89,513             206,061             223,477
        Property expense                         220,067              46,898             505,586             304,992
        Amortization                               4,299               4,299              12,896              12,896
                                              ----------          ----------          ----------          ----------
                                                 818,293             617,331           2,304,692           2,024,157
                                              ----------          ----------          ----------          ----------

           Net income                         $  452,588          $  687,477          $1,598,293          $1,904,365
                                              ==========          ==========          ==========          ==========

Net income allocated
        to General Partners                   $    4,526          $    6,875          $   15,983          $   19,044
                                              ==========          ==========          ==========          ==========


Net income allocated
        to Limited Partners                   $  448,062          $  680,602          $1,582,310          $1,885,321
                                              ==========          ==========          ==========          ==========


Net income per weighted
        average Unit
        (55,000 weighted
        average Limited
  Partnership Units)                               $8.15              $12.38              $28.77              $34.28
                                                   =====              ======              ======              ======


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)


                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                       --------------------------
                                                                            1994          1995
                                                                       ------------  ------------
     Cash flows from operating activities:
        Net income                                                     $1,598,293    $1,904,365
        Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization                                   389,139       407,103
          Other noncash items                                             (11,758)      (17,626)
          Gain on sale of real estate                                     (23,451)
          Net change in operating assets and liabilities                  117,578      (284,445)
                                                                       ----------    ----------
            Net cash provided by operating activities                   2,069,801     2,009,397
                                                                       ----------    ----------

     Cash flows from investing activities:
        Proceeds from sale of real estate                                 124,615
        Additional capitalized costs                                                     (6,850)
                                                                       ----------    ----------
            Net cash provided by (used in) investing activities           124,615        (6,850)
                                                                       ----------    ----------

          Cash flows from financing activities:
             Distributions to partners                                 (1,093,333)   (1,111,667)
             Retirement of Limited Partner Units                                        (29,042)
             Prepayment of mortgage notes payable                                      (852,003)
             Payments on mortgage principal                            (1,198,110)   (1,149,437)
                                                                       ----------    ----------

                Net cash used in financing activities                  (2,291,443)   (3,142,149)
                                                                       ----------    ----------

                Net decrease in cash
                  and cash equivalents                                    (97,027)   (1,139,602)


          Cash and cash equivalents, beginning of period                4,367,127     4,185,923
                                                                     ------------   -----------
             Cash and cash equivalents, end of period                 $ 4,270,100   $ 3,046,321
                                                                     ============   ===========

     Supplemental disclosure of cash flows information:

               Interest paid                                          $ 1,212,617   $ 1,106,599
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



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the nine months ended September 30, 1995 are summarized as follows:


Quarter Ended             General Partners  Limited Partners  Per Limited Partner Unit
-------------             ----------------  ----------------  ------------------------

     December 31, 1994          $3,667          $363,000                $6.60
                                ======          ========                =====

     March 31, 1995             $3,700          $366,300                $6.66
                                ======          ========                =====

     June 30, 1995              $3,750          $371,250                $6.75
                                ======          ========                =====

     A distribution of $6.84 per Limited Partner Unit for the quarter ended September 30, 1995 was declared and paid in October 1995.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month and nine-month periods ended September 30, 1994, the Partnership incurred management fees of $21,236 and $58,947, respectively, and general and administrative expense reimbursements of $13,746 and $44,110, respectively, payable to an affiliate. For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred management fees of $24,534 and $55,730, respectively, and general and administrative expense reimbursements of $12,779 and $39,735, respectively, payable to an affiliate.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1994 and 1995 were $28,459 and $39,735, respectively.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the nine-month periods ended September 30, 1994 and 1995, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                          1994      %       1995      %
                                       ----------  ----  ----------  ----

     Gibson Greetings, Inc.            $1,385,784   37%  $1,385,784   37%
     Unisource Worldwide, Inc.            985,680   27      987,506   27
     Pre Finish Metals Incorporated       662,442   18      703,178   18
     AT&T                                 221,544    6      221,768    6
     New Valley Corporation               307,782    8      177,906    5
     Maybelline Products, Inc.                              104,000    3
     Other                                163,760    4       95,069    3
     A-Pak Packaging, Inc.                                   56,935    1
                                       ----------  ---   ----------  ---
                                       $3,726,992  100%  $3,732,146  100%
                                       ==========  ===   ==========  ===

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ---------------------


          Net income increased by $235,000 and $306,000 for the three-month and nine-month periods ended September 30, 1995, respectively, as compared with the three-month and nine-month periods ended September 30, 1994. Net income for the comparable three-month periods increased as the result of an increase in lease revenues and decreases in interest and property expenses. The increase in lease revenues was primarily due to the leasing of the Maumelle, Arkansas distribution facility earlier in 1995 to Maybelline Products Co., Inc. ("Maybelline") and A-Pak Packaging, Inc. ("A-Pak"). These two tenants generated approximately $72,000 of net lease revenues during the three-month period ended September 30, 1995. The Maumelle property was vacant during the same period in 1994. The increases from Maybelline and A-Pak were partially offset by the loss of rent from a property in Reno, Nevada which the Partnership continues to actively remarket since the termination of the lease for that property by New Valley Corporation ("New Valley") in December 1994. The decrease in interest expense was due to the payoff of three mortgage loans totaling $852,000 in the first quarter of 1995 and the continuing amortization of the Partnership's three remaining nonrecourse mortgage loan obligations. The decrease in property costs was due to the costs incurred in 1994 in connection with the assessment of the Partnership's liquidity alternatives and carrying costs related to the Maumelle facility. The Partnership is now incurring carrying costs on the Reno property for real estate taxes, insurance and maintenance which had previously been a lease obligation of New Valley.

          Net income for the comparable nine-month periods increased as the result of decreases in interest and property expenses. The decrease in interest expense was partially due to the payoff of the three mortgage loans. During the current nine-month period, mortgage balances on the remaining loans decreased by approximately 8% with the corresponding interest obligation on such remaining loans decreasing. It is expected that the Partnership's interest expense will continue to decrease as the Partnership's debt continues to amortize. Lease revenues were relatively stable as increased rentals resulting from the above-mentioned execution of leases with Maybelline and A-Pak and increases in Pre Finish Metals Incorporated ("Pre Finish") rent fully offset the decrease in rentals from New Valley resulting from the termination of the Reno lease. Revenue from the Pre Finish lease increased due to a direct pass through of higher debt service payments on the related loan. Increases in debt service on the Pre Finish mortgage loan were due to increasing principal payments. The Partnership realized income from nonrecurring sources in both 1994 and 1995. As the amounts earned were similar for both 1995 and 1994, such nonrecurring income had no significant impact on the comparability of operating results.

          In April 1995, the Partnership and Corporate Property Associates 3 ("CPA(R):3"), an affiliate, which own as tenants-in-common a property in Moorestown, New Jersey formerly leased to New Valley entered into a lease with Sports & Recreation, Inc. ("Sports & Recreation") for the Moorestown property. The Sports & Recreation lease provides for a feasibility period which has been extended to December 31, 1995. Sports & Recreation is continuing to apply for the necessary regulatory approvals and is in the process of obtaining construction bids for the retrofitting of the property for conversion to a retail store. If the necessary approvals are ultimately received, the Partnership would initially receive annual rentals of approximately $121,000. If retrofitting proceeds, the Partnership and CPA(R):3 have an obligation to reimburse Sports & Recreation for the cost of replacing the heating, ventilation and air conditioning systems and installing a new roof and drainage system. There is no assurance that Sports & Recreation will exercise its option to lease the property at the end of the feasibility period. If such option is exercised, the initial term of the lease will be sixteen years.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)


          Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
          ----------------------------------------------------------



     Financial Condition:
     -------------------

          There has been no material change in the Partnership's financial condition since December 31, 1994 and Management believes that the current cash balance of $3,046,000 and cash provided from operating activities will be sufficient to meet the Partnership's cash requirements which consist of paying quarterly distributions and meeting scheduled mortgage principal payments. Cash from operating activities of $2,009,000 was sufficient to fund quarterly distributions to partners of $1,112,000 and $897,000 of scheduled mortgage principal payments. During the first quarter of 1995, the Partnership satisfied its obligations on three mortgage loans by using $852,000 of its cash reserves to prepay these loans. Because the rates of interest on mortgage obligations is greater than the rates of interest available for short-term money market instruments, Management believes that it is appropriate for the Partnership to use a portion of cash reserves to prepay mortgages from time to time or to pay a portion of scheduled principal payment requirements. As a result of the terminations of the Reno and Moorestown leases in December 1994 and May 1993, respectively, pursuant to New Valley's bankruptcy petition, the Partnership anticipates that it will ultimately receive a cash settlement of its claim against New Valley. However, the amount of such payment is still being negotiated and is subject to approval by the bankruptcy court, even though New Valley's reorganization has been approved. To the extent that Sports & Recreation commences retrofitting the Moorestown property, the Partnership will have a commitment to reimburse certain costs as described above. Although the amount of such reimbursement has not yet been determined, Management believes that its share of such reimbursement can be funded from existing cash reserves.

          The Partnership and CPA(R):3 own three properties as tenants-in-common which are leased to Gibson Greetings, Inc. ("Gibson") pursuant to a master lease. In connection with Gibson's proposed sale of a subsidiary, Gibson has entered into negotiations with the Partnership and CPA(R):3 to sever a property in Memphis, Tennessee from the master lease. Under a current proposal, Gibson would make a lump sum payment of $12,200,000 to the Partnership and CPA(R):3 (of which the Partnership's share is expected to be $3,477,000) in exchange for agreeing to modify the master lease and releasing Gibson from its lease obligation on the Memphis property.
     Under the proposed lease modification, Gibson would continue to lease the properties in Cincinnati, Ohio and Berea, Kentucky with the initial term extended from January 2002 to November 2013. The annual rent would initially be $3,100,000 (of which the Partnership's share is expected to be approximately $733,000) with scheduled rent increases of 20% every five years. Gibson would also be granted options to purchase its leased properties with such options exercisable in 2005 and 2010. In addition, the company which is negotiating to purchase the Gibson subsidiary has agreed in principle to enter into a ten year lease with the Partnership and CPA(R):3 for the Memphis property at an annual rental of $1,500,000 (of which the Partnership's share is expected to be approximately $355,000). The Partnership's share of annual rentals under the existing lease on the three properties is $1,848,000. The Partnership and CPA(R):3 currently plan to use the lump sum payment to payoff the mortgage loan on the Gibson properties which of which the Partnership's share of the outstanding balance is currently $6,153,000. It is anticipated that the Partnership will use its share of the lump sum payment and a portion of its cash reserves to payoff its share of the Gibson mortgage loan. There is no assurance that the proposed transaction will be completed. The proposed transaction is not expected to have any current impact on the Partnership's distribution rate.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

       (a)  Exhibits:

            None

       (b)  Reports on Form 8-K:

            During the quarter ended September 30, 1995, the Partnership was not required to file any reports on Form 8-K.

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

                                    CORPORATE PROPERTY ASSOCIATES 2
                                    (a California limited partnership)

                                    By: W.P. Carey & Co., Inc.



                11/10/95            By:    /s/ Claude Fernandez
              --------------              ------------------------------
                  Date                   Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



                11/10/95            By:    /s/ Michael D. Roberts
              --------------              -------------------------------
                  Date                   Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)