Form 10-K405
period 1995-12-31
CORPORATE PROPERTY ASSOCIATES 2
filed 1996-04-11
CIK 312918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K



(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended                DECEMBER 31, 1995
                               -------------------------------------------------
or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                               ------------------------   ----------------------

Commission file number                       0-9727
                       ---------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 2
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       CALIFORNIA                                      13-3022196
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                          10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code     (212) 492-1100
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered

          NONE                                       NONE
- -------------------------------       ------------------------------------

- -------------------------------       ------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                           LIMITED PARTNERSHIP UNITS
- --------------------------------------------------------------------------------
                               (Title of Class)

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

                                    PART I
                                    ------
Item 1.  Business.
         --------

        Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on August 9, 1979. The General Partners of Registrant are W. P. Carey & Co., Inc. (the "Corporate General Partner" or "W.P. Carey") and William Polk Carey (the "Individual General Partner"). The Corporate General Partner, the Individual General Partner and/or certain affiliates are also the General Partners of Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8"), Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9") and the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(TM)") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). Registrant has a management agreement with Carey Corporate Property Management Company ("Carey Management"), a division of W.P. Carey. According to the terms of this agreement, Carey Management performs a variety of management services for Registrant. Registrant has entered into agreements with Fifth Rock L.P., an affiliate, for the purpose of leasing office space. Reference is made to the Prospectus of Registrant dated January 18, 1980, as supplemented by a Supplement dated May 7, 1980, filed pursuant to Rules 424(b) and 424(C) under the Securities Act of 1933 and such Prospectus and such Supplement are incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus").

        Registrant has only one industry segment which consists of the investment in and the leasing of industrial and commercial real estate. See Selected Financial Data in Item 6 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

        The properties owned by Registrant are described in Properties in Item
2. Registrant's entire net proceeds from the public offering, less any return of capital and a working capital reserve have been fully invested in net leased commercial and industrial real estate since November 30, 1982, the date of Registrant's final real estate acquisition.

        For the year ended December 31, 1995, revenues from properties occupied by tenants which accounted for 10% or more of operating revenue were as follows:
Gibson Greetings, Inc. ("Gibson"), 35%; Unisource Worldwide, Inc. ("Unisource"), 27% and Pre Finish, Metals, Inc, ("Pre Finish") 19%. No other property owned by Registrant accounted for 10% or more of its total operating revenues during 1994. See Note 9 to the Financial Statements in Item 8.

        Except for untenanted properties in Reno, Nevada and Greensboro, North Carolina all of Registrant's real estate properties are leased to corporate tenants under net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance for its leased properties and primary property and liability coverage for the Reno and Greensboro properties as well as its property in Maumelle, Arkansas which is reimbursed by tenants. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair properties and settle liabilities.

        As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data (i.e. expenses) reportable on Registrant's leased properties. As discussed in Registrant's Management's Discussion and Analysis in Item

7, Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index. Registrant's leases have initial lease terms which generally end between 2001 and 2013 with such leases providing for multiple renewal terms of generally five or ten years. Registrant's leases with Pre Finish, Unisource, Gibson and Cleo, Inc. ("Cleo") include purchase options which provide for purchase of leased properties exercisable at the greater of fair market value, as defined in the lease, or a stated amount. No purchase options are exercisable until June 1998.

        As Registrant's objective has been to invest in properties which are occupied by a single corporate tenant and subject to long-term net leases with such lease obligation backed by the credit of the corporate lessee, Registrant's properties have not been generally subject to the competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy was to identify properties which included operations of material importance to the lessee so that the lessee may be more likely to extend its lease beyond the initial term or exercise a purchase option if such option was provided for in the lease agreement. Registrant believes that this strategy reduces its exposure to the competitive conditions of the local and regional real estate markets. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

        Registrant's strategy in acquiring long-term real estate investments which are not greatly impacted by current competitive conditions has been effective for leases with AT&T Corporation, Gibson, Pre Finish, Unisource and Cleo and are not scheduled to expire until after the year 2000.

        In April 1995, Registrant entered into a lease with Sports & Recreation, Inc. ("Sports & Recreation") for Registrant's property in Moorestown, New Jersey which it owns as a tenant-in-common with CPA(R):3. Sports & Recreation is currently retrofitting the building for use as a retail store. At the earlier of May 1, 1996 or the end of the construction period, a 16 year lease term will commence. Registrant's share of annual rentals will be approximately $121,000 during the first five years with stated increases every five years thereafter. Registrant and CPA(R):3 have an obligation to reimburse Sports & Recreation for the costs of replacing the heating, ventilation and air conditioning systems and installing a new roof and drainage system. Registrant's share of such costs is estimated to be approximately $292,000.

        In November 1995, Registrant and CPA(R):3 which own three properties leased to Gibson agreed to restructure the Gibson lease and consented to severing one of the properties from the master lease and entered into a new lease for such property with Cleo. In connection with consenting to this restructuring, Registrant received a one-time lump sum payment of $3,477,000. As amended, Gibson's lease for the properties in Berea, Kentucky and Cincinnati, Ohio were extended through November 2013 from January 2002. Registrant's share of annual rents on the two remaining properties will be approximately $733,000, with 20% increase every five years. In addition, Gibson will have purchase options to purchase either or both of its leased properties in 2005 and 2010. The Cleo lease for the property formerly leased to Gibson in Memphis, Tennessee provides for a ten-year lease term with a rent increase in January 2001. Registrant's current share of annual rentals is $355,000. Although annual rentals from the three properties decreased as a result of the modification of the leases, cash flow will increase as a mortgage loan which was collateralized by the three properties was paid off at the time the modification agreement was executed.

        In February 1995, Maybelline Products Co. ("Maybelline") net leased 50% of the available space at the Registrant's distribution facility property in Maumelle for approximately two years with three two-year renewal options. Shortly thereafter, Registrant entered into a lease with A-Pak Packaging, Inc. ("A-Pak") for the remaining space. During the fourth fiscal quarter, A-Pak declared bankruptcy and is in the process of liquidating its assets. Registrant is currently negotiating a lease with a new lessee which will be retroactive to February 1996. Due to the short-term nature of the leases at this property, Registrant's rents are based on the competitive rates for this property.

        Registrant voluntarily performed initial environmental reviews of all of its properties in 1993. Registrant believes, based on the results of such reviews and Phase II environmental reviews of four of its properties in 1994, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Phase II reviews were performed only on certain properties based on the recommendations of the Phase I reviews. Portions of certain properties have been subject to a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. In many instances, tenants are actively engaged in the remediation process and addressing identified conditions. For those conditions which were identified, Registrant advised its tenants of such findings and of their obligations to perform additional investigations and any required remediation. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, Registrant's leases generally require tenants to indemnify Registrant from all liabilities and losses related to the leased properties. Accordingly, Management believes that the ultimate resolution of the aforementioned environmental matters will not have a material adverse effect on Registrant's financial condition, liquidity or results of operations.

        Registrant does not have any employees. The Corporate General Partner of Registrant together with its affiliates employ twelve individuals who perform accounting, secretarial and transfer services for Registrant. Gemisys, Inc. also performs certain transfer services for Registrant and The Bank of New York performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services to Registrant.

Item 2.  Properties.
         ----------

                Registrant's properties are as follows:


 LEASE                                                               TYPE OF OWNERSHIP
OBLIGOR                    TYPE OF PROPERTY          LOCATION             INTEREST
- ----------------------  -----------------------  -----------------  ---------------------

GIBSON GREETINGS,       Land and Manufacturing   Cincinnati,        Ownership of a 28.5%
INC.                    Warehouse Buildings      Ohio and           interest in land and
                        2 locations              Berea, Kentucky    buildings

CLEO, INC.              Land and Manufac-        Memphis,           Ownership of a 28.5%
                        turing/Warehouse         Tennessee          interest in land and
                        Building                                    buildings

UNISOURCE               Land and Office/         City of Commerce,  Ownership of land
WORLDWIDE,              Warehouse/Distri-        California         and building (1)
INC.                    bution Center

NEW VALLEY              Land and                 Bridgeton,         Ownership of an
CORPORATION             Centralized              Missouri           approximate 39%
                        Telephone Bureau                            interest in land
                                                                    and buildings

SPORTS &                Land and                 Moorestown,        Ownership of an
RECREATION,             Building                 New Jersey         approximate 39%
INC.                                                                interest in land
                                                                    and buildings

AT&T CORPORATION        Land and a               Bridgeton,         Ownership of an
                        Computer Center          Missouri           approximate 39%
                                                                    interest in land
                                                                    and building

      (2)               Land and                 Reno,              Ownership of an
                        Building                 Nevada             approximate 39%
                                                                    interest in land
                                                                    and buildings

PRE FINISH METALS       Land and Warehouse/      Walbridge, Ohio    Ownership of a 40%
INCORPORATED            Manufacturing Plant                         interest in land
                                                                    and building (1)

MAYBELLINE              Land and Warehouse/      Maumelle,          Ownership of land
PRODUCTS CO., INC.      Distribution Center      Arkansas           and building

WEXLER AND WEXLER       Land and Retail          New Orleans,       Ownership of land
                        Stores                   LA                 and building

      (2)               Land and Retail          Greensboro, North  0wnership of land
                        Stores                   Carolina           and building

COLOR TILE, INC.        Land and Retail Store    Canton, Ohio       Ownership of land
and KINKOS              (on adjacent sites)                         and building
OF OHIO, INC.

(1) These properties are encumbered by mortgage notes payable.
(2) These properties are currently vacant.

          The material terms of Registrant's leases with its significant tenants are summarized in the following table:


                 Registrant's
                 Share                    Current       Lease                                    Terms of
Lease            of Current    Square     Rent Per      Expiration  Renewal     Ownership        Purchase           Gross
Obligor          Annual Rents  Footage    Sq.Ft.(1)     (Mo./Year)  Terms       Interest         Option             Costs (2)
- --------------   ------------  ---------  ------------  ----------  ----------  ---------------  ----------------  ------------
Gibson           $  733,429    1,194,840       2.59       04/2010   YES         28.5% interest   Fair market       $ 3,713,291
Greetings                                                                       as tenant-in     value as
Inc.                                                                            common; remain-  encumbered by
                                                                                ing interest     the lease.
                                                                                owned by Corp-
                                                                                orate Property
                                                                                Associates 3
                                                                                ("CPA(R):3")


Cleo, Inc.          345,600    1,006,566       1.49       12/2005   YES         28.5% interest   The greater of      3,152,575
                                                                                as tenant-in     fair market
                                                                                common; remain-  value or
                                                                                ing interest     $4,275,000. Fair
                                                                                owned by         market value is
                                                                                CPA(R):3         capped at
                                                                                                 $4,631,250.

Unisource         1,292,800      411,579       3.14       04/2010   YES         100%             The greater of     11,548,299
Worldwide,                                                                                       fair market
Inc.                                                                                             value of the
                                                                                                 property or
                                                                                                 $10,744,680.

New Valley          240,684       78,080       7.86       11/2001   YES         39% interest;    N/A                 2,314,551
Corporation                                                                     as tenant-in-
                                                                                common,
                                                                                remaining interest
                                                                                owned by CPA(R):3

AT&T                292,588       55,810      13.37       11/2001   YES         39% interest;    N/A                 2,906,368
Corporation                                                                     as tenant-in-
                                                                                common,
                                                                                remaining interest
                                                                                owned by CPA(R):3

Pre Finish          960,191 (3)  313,704       7.65       06/2003   YES         40% interest;    The greater of      6,875,982
Metals                                                                          as tenant-in-    fair market
Incorporated                                                                    common,          value of the
                                                                                remaining        property or
                                                                                interest owned   $5,248,817 plus
                                                                                by Corporate     2 1/2% thereof per
                                                                                Property         annum, not
                                                                                Associates       compounded,
                                                                                                 from 12/9/80 to
                                                                                                 the closing date.

Sports &            121,000 (4)   74,066       4.17       05/2012   YES         39% interest;    N/A                 1,160,000
Recreation,                                                                     remaining
Inc.                                                                            interest owed by
                                                                                CPA(R):3

(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.
(2) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.
(3) Partnership's share of equity rent of $27,617 (effective January 1996) plus variable debt rent.
(4) Commencement of rent is the earlier of May 1, 1992 or completion of construction.

        The material terms on the mortgage debt of Registrant's properties are summarized in the following table:

                                                MORTGAGE
                             Annual Interest    Balance    Annual Debt       Maturity  Estimated Payment
    Lease Obligor                 Rate         12/31/95     Service           Date      Due at Maturity     Prepayment Provisions
- --------------------------------------------------------------------------------------------------------------------------------
Unisource
Worldwide,
Inc.                        10.00          $5,805,829    1,113,252           05/01/96         5,539,000

Pre Finish Metals
  Incorporated               9.25  (1)      1,456,891      628,787 (2)       07/01/98            (3)        NO PREMIUM FOR
                                                                                                            PREPAYMENT IN FULL OR IN
                                                                                                            PART (MINIMUM OF
                                                                                                            $500,000).

(1) Variable rate indexed to lender's prime rate.
(2) Estimate based on current interest rates.
(3) Fully amortizing.



Item 3.  Legal Proceedings.
         ------------------

        On April 1, 1993, New Valley Corporation, ("New Valley"), a tenant of a property owned by Registrant and formerly a tenant of two other of Registrant's properties, filed a petition of voluntary bankruptcy seeking reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with the filings, Registrant and Corporate Property Associates 3, which together own the properties as tenants-in-common, filed a bankruptcy claim in the amount of $6,766,904. New Valley is contesting the claims and Registrant and New Valley are now in litigation regarding this claim. The matter is expected to go to trial in May of 1996. No prediction regarding the outcome of this litigation can be made at this time.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

        No matter was submitted during the fourth quarter of the year ended December 31, 1995 to a vote of security holders, through the solicitation of proxies or otherwise.


                                    Part II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
         Stockholder Matters.
         --------------------

        Information with respect to Registrant's common equity is hereby incorporated by reference to page 23 of Registrant's Annual Report contained in
                                  --
Appendix A.


Item 6.  Selected Financial Data.
         ------------------------

        Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

         Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 5 of Registrant's Annual Report contained in Appendix A.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

         The following financial statements and supplementary data are hereby incorporated by reference to pages 6 to 18 of Registrant's Annual Report
                                        --
contained in Appendix A.

         (i)  Report of Independent Accountants.
        (ii)  Balance Sheets as of December 31, 1994 and 1995.
       (iii) Statements of Income for the years ended December 31, 1993, 1994 and 1995.
        (iv) Statements of Partners' Capital for the years ended December 31, 1993, 1994 and 1995.
         (v) Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.
        (vi)  Notes to Financial Statements.


Item 9.  Disagreements on Accounting and Financial Disclosure.
         -----------------------------------------------------

         NONE

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          Registrant has no officers or directors. The directors and executive officers of the Corporate General Partner are as follows:

                                                                Has Served as a
                                                                Director and/or
     Name              Age        Positions Held                Officer Since (1)
     ----              ---        --------------                -----------------
William Polk Carey      65  Chairman of the Board                      8/79
                            Director
Francis J. Carey        70  President                                  8/79
                            Director
George E. Stoddard      79  Chairman of the Investment Committee       8/79
                            Director
Raymond S. Clark        82  Chairman of the Executive Committee        8/79
                            Director
Madelon DeVoe Talley    64  Vice Chairman of the Board                 4/86
                            Director
Barclay G. Jones III    35  Executive Vice President                   8/82
                            Director
Lawrence R. Klein       75  Chairman of the Economic Policy            4/84
                            Committee
                            Director
Claude Fernandez        43  Executive Vice President                   3/83
                            Chief Administrative Officer
Howard J. Altmann       32  Senior Vice President                      8/90
H. Augustus Carey       38  Senior Vice President                      8/88
John J. Park            31  Senior Vice President                      7/91
                            Treasurer
Michael D. Roberts      44  First Vice President                       4/89
                            Controller


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

        A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

        William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

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

        Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and is a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.

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

        Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

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

        Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

        H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

        John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

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

Item 11.  Executive Compensation.
          ----------------------

        Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 9/10th of 1% of Distributable Cash From Operations is payable to the Corporate General Partner and 1/10 of 1% of Distributable Cash From Operations, as defined, is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $13,425 and $1,492, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1995. As owner of 200 Limited Partnership Units, the Corporate General Partner received cash distributions of $5,370 during the year ended December 31, 1995. See Item 6 for the net income allocated to the General Partners under the Agreement.
Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner or any other affiliate of Registrant during the year ended December 31, 1995. Although Registrant is authorized to pay the Individual General Partner a fee of up to $15,000 in any year beginning after December 31, 1978, no fee will be paid so long as Mr. Carey is the Individual General Partner and no fee may be paid to any successor Individual General Partner appointed by Mr. Carey pursuant to the Agreement.

        In the future, the Corporate General Partner will continue to receive 9/10th of 1% of Distributable Cash From Operations, the Individual General Partner will continue to receive 1/10th of 1% of Distributable Cash From Operations and each General Partner will continue to be allocated the same percentage of the profits and losses of Registrant as had been allocated in the past. For a description of the subordinated interest of the Corporate General Partner and the Individual General Partner in Cash From Sales and Cash From Financings, reference is made to the materials contained in the Prospectus under the heading MANAGEMENT COMPENSATION.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          As of December 31, 1995, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units of Registrant.

          The following table sets forth as of March 20, 1996 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                    Number of Units
                                 Name of             and Nature of           Percent
Title of Class               Beneficial Owner     Beneficial Ownership (1)  of Class
- ------------------------  ----------------------  ------------------------  ---------
Limited
  Partnership Units       William Polk Carey (1)        210  units             .38%
                          Francis J. Carey
                          George E. Stoddard
                          Raymond S. Clark               26                    .05
                          Madelon DeVoe Talley
                          Barclay G. Jones III
                          Lawrence R. Klein
                          Claude Fernandez
                          Howard J. Altmann
                          H. Augustus Carey              20                    .04
                          John J. Park
                          Michael D. Roberts            ___                   ____

All executive officers
and directors as a
group (12 persons)                                      256  units             .47%
                                                        ===                   ====

(1) As of March 20, 1996, the Corporate General Partner, W. P. Carey & Co., Inc., owned 200 Limited Partnership Units of Registrant. William Polk Carey, the sole shareholder of the Corporate General Partner, is the beneficial owner of these Units.


        There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.


Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack, First Vice President and Secretary of the Corporate General Partner and certain of its affiliates, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

          No officer or director of the Corporate General Partner or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          ------------------------------------------------------
              Form 8-K
              --------

  (a)     1.  Financial Statements:
              --------------------

          The following financial statements are filed as a part of this Report:

Report of Independent Accountants.

Balance Sheets, December 31, 1994 and 1995.

Statements of Income for the years ended December 31, 1993, 1994 and 1995.

Statements of Partners' Capital for the years ended December 31, 1993, 1994 and 1995.

Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995. Notes to Financial Statements.


        The financial statements are hereby incorporated by reference to pages 6 to 18 of Registrant's Annual Report contained in Appendix A.
   --

  (a)     2.  Financial Statement Schedule:
              -----------------------------

          The following schedule is filed as a part of this Report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1995.

Notes to Schedule III.

Schedule III and notes thereto are hereby incorporated by reference to pages 19 to 21 of Registrant's Annual Report contained in Appendix A.
- --------

        Financial Statement Schedules other than those listed above are omitted because the required information is given in the Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

  (a)  3. Exhibits:
          ---------

          The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                                   Method of
  No.                               Description                            Filing
- -------                             -----------                           ---------
   3.1              Amended Agreement of Limited Partnership of    Exhibit 3(B) to Regis-
                    Registrant dated as of November 1, 1979.       tration Statement (Form
                                                                   S-11) No. 2-65357

   3.2              Amendment No. 1 dated April 29, 1980 to        Exhibit 12 to Form 8-K
                    Amended Agreement of Limited Partnership       filed May 12, 1980
                    of Registrant.

   4.1              $21,000 Promissory Note dated November 30,     Exhibit 4.1 to Form 8-K
                    1982 of Registrant to Sunkist Service          filed December 14, 1982
                    Company.

   4.6              Assignment of Lease and Rents dated            Exhibit 4.6 to Form 8-K
                    November 30, 1982 from Registrant to           dated December 14, 1982
                    Sunkist Service Company re:  property
                    leased to Heekin Can Company, Inc.
                    in Springdale, Arkansas.

   4.11             Assignment of Lease and Rents dated            Exhibit 4.11 to Form 8-K
                    November 30, 1982 from Registrant to           dated December 14, 1982
                    Sunkist Service Company re:  property
                    leased to Pearle Vision Center, Inc.
                    (a subsidiary of G.D. Searle & Co.)
                    in Canton, Ohio.

   4.13             Assignment of Lease and Rents dated            Exhibit 4.13 to Form 8-K
                    November 30, 1982 from Registrant to           dated December 14, 1982
                    Sunkist Service Company re:  property
                    leased to Color Tile Supermarket, Inc.
                    in Canton, Ohio.

   4.16             Assignment to furnish instruments de-          Exhibit 4.7 to Form 10-K
                    fining the rights of holders of                dated March 31, 1982
                    long-term debt of Registrant.

   4.24             $14,200,000 Note dated April 25, 1986 from     Exhibit 4.6 to Form 8-K
                    Registrant to Bankers Life.                    dated May 15, 1986

   4.25             Deed of Trust, Assignment of Rents, Fixture    Exhibit 4.7 to Form 8-K
                    Filing and Security Agreement dated April 25,  dated May 15, 1986
                    1986 by Registrant, as Trustor, Lawyers Title
                    Insurance Company, as Trustee, and Bankers
                    Life, as Beneficiary, affecting property
                    located in Commerce, CA.

   4.27             Clarification Agreement and Amendment of       Exhibit 4.9 to Form 8-K
                    Mortgage Indenture and Deed of Trust of        dated May 15, 1986
                    May 1, 1986.

Exhibit                                                                   Method of
  No.                               Description                            Filing
- -------                             -----------                           ---------
   4.29             Assignment of Leases and Rents dated as of     Exhibit 4.11 to Form
                    April 25, 1986 from Registrant to Bankers      8-K dated May 15, 1986
                    Life (Commerce, CA Property).
   4.36             $11,000,000 Note dated May 30, 1986            Exhibit 4.2 to Form 8-K
                    from Creditanstalt-Bankverein                  dated July 14, 1986
                    ("Creditanstalt"), as Lender, to the
                    Registrant and CPA(R):1, as Borrower.

   4.37             Note Purchase Agreement dated as of            Exhibit 4.3 to Form 8-K
                    May 30, 1986 between Material                  dated July 14, 1986
                    Sciences Corporation ("MSC"), as
                    Purchaser, and Creditanstalt,
                    as Lender.

   4.38             Letter dated June 27, 1986 from                Exhibit 4.4 to Form 8-K
                    Registrant and CPA(R):1 to Pre Finish          dated July 14, 1986
                    Metals Incorporated ("PFM") and MSC
                    regarding Note Purchase Agreement.

   4.39             Mortgage and Security Agreement                Exhibit 4.5 to Form 8-K
                    dated as of May 30, 1986 between               dated July 14, 1986
                    Registrant and CPA(R):1, as Mortgagor,
                    and Creditanstalt, as Mortgagee
                    and Secured Party.

   4.40             Assignment of Agreements dated as of           Exhibit 4.6 to Form 8-K
                    May 30, 1986 from the Registrant and           dated July 14, 1986
                    CPA(R):1, as Assignors, to Creditanstalt,
                    as Assignee.

   4.41             Assignment of Sublease dated as of             Exhibit 4.7 to Form 8-K
                    May 30, 1986 from PFM, as Assignor,            dated July 14, 1986
                    to the Registrant and CPA(R):1, as
                    Assignees.

   4.42             Letter Agreement dated June 26, 1986           Exhibit 4.8 to Form 8-K
                    among Creditanstalt, as Lender, and            dated July 14, 1986
                    MSC and PFM.

   4.43             Joint Tenancy Agreement dated                  Exhibit 4.9 to Form 8-K
                    May 30, 1986 between Registrant and CPA(R):1.  dated July 14, 1986

   4.44             Agreement of Sale dated July 11, 1986          Exhibit 4.1 to Form 8-K
                    between Registrant and General Refractories    dated July 29, 1986
                    Company.
   10.1             Management Agreement between Registrant        Exhibit 12(c) to
                    and Carey Corporate Property Management,       Registration Statement
                    Inc.                                           (Form S-11)
                                                                   No. 2-65357


Exhibit                                                            Method of
No.                          Description                             Filing
- ----------  ---------------------------------------------  --------------------------

  10.2      Amendment No. 1 dated April 29, 1980 to        Exhibit 13 to Form 8-K
            Management Agreement between Registrant        dated May 12, 1980
            and Carey Corporate Property Management,
            Inc.

  10.3      Support Agreement among Registrant, Second     Exhibit 12(D) to Regis-
            Carey Corporate Property, Inc. and W. P.       tration Statement (Form
            Carey & Co., Inc.                              S-11) No. 2-65357

  10.5      Straw Party Agreement by and among Line 6      Exhibit 10.8 to Form 10-K
            Corp., Registrant and Corporate Property       dated March 31, 1982
            Associates dated December 11, 1980.

  10.6      Lease and Agreement between Line 6 Corp.       Exhibit 10.9 to Form 10-K
            and Pre Finish Metals Incorporated             dated March 31, 1982
            dated as of December 1, 1980.

  10.7      Lease Agreement dated January 25, 1982         Exhibit 1 to Form 8-K
            between Registrant and CPA(R):3, as landlord,  dated February 10, 1982 and Gibson Greeting Cards, Inc., as tenants.

  10.8      Indenture of Lease dated September 16,         Exhibit 10(H) to Post-
            1971 between Western Union Realty              Effective Amendment No. 1
            Corporation ("WURC"), as landlord, and         to Registration Statement
            The Western Union Telegraph Company            (Form S-11) No. 2-70773
            ("WUTCO"), as tenant.                          of Corporate Property
                                                           Associates 3 ("CPA(R):3")

  10.9      Amendment of Lease dated March 27, 1972        Exhibit 10(H)(5) to Post-
            between WURC and WUTCO.                        Effective Amendment No. 1
                                                           to Registration Statement
                                                           (Form S-11) No. 2-70773 of
                                                           CPA(R):3

  10.10     Second Amendment of Lease dated                Exhibit 10(H)(6) to Post-
            November 16, 1981 between WURC and             Effective Amendment No. 1
            WUTCO.                                         to Registration Statement
                                                           (Form S-11) No. 2-70773 of
                                                           CPA(R):3

  10.11     Assignment of Lease from WUTCO to CPA(R):3     Exhibit 10(H)(7) to Post-
            and Registrant, as tenants in common,          Effective Amendment No. 1
            dated November 16, 1981.                       to Registration Statement
                                                           (Form S-11) No. 2-70773 of
                                                           CPA(R):3

  10.12     Indenture of Lease dated November 14,          Exhibit 10(H)(14) to Post-
            1972 between WURC, as landlord, and            Effective Amendment No. 1
            Western Union Corporation ("WUC"),             to Registration Statement
            as tenant.                                     (Form S-11) No. 2-70773 of
                                                           CPA(R):3

Exhibit                                                                   Method of
  No.                               Description                            Filing
- -------                             -----------                           ---------
   10.13            Amendment of Lease dated December 12,          Exhibit 10(H)(15) to Post-
                    1972 between WURC and WUC.                     Effective Amendment No. 1
                                                                   to Registration Statement
                                                                   (Form S-11) No. 2-70773 of
                                                                   CPA(R):3

   10.14            Amendment of Lease dated April 30, 1973        Exhibit 10(H)(16) to Post-
                    between WURC and WUC.                          Effective Amendment No. 1
                                                                   to Registration Statement
                                                                   (Form S-11) No. 2-70773 of
                                                                   CPA(R):3

   10.15            Third Amendment of Lease Agreement dated       Exhibit 10(H)(17) to Post-
                    November 12, 1981 between WURC and WUC.        Effective Amendment No. 1
                                                                   to Registration Statement
                                                                   (Form S-11) No. 2-70773 of
                                                                   CPA(R):3

   10.16            Assignment of Lease from WURC to CPA(R):3      Exhibit 10(H)(18) to Post-
                    and Registrant, as tenants in common,          Effective Amendment No. 1
                    dated November 16, 1981.                       to Registration Statement
                                                                   (Form S-11) No. 2-70773 of
                                                                   CPA(R):3

   10.17            Indenture of Lease dated July 12, 1972         Exhibit 10(H)(24) to Post-
                    between WURC, as landlord, and WUC,            Effective Amendment No. 1
                    as tenant.                                     to Registration Statement
                                                                   (Form S-11) No. 2-70773 of
                                                                   CPA(R):3

   10.18            Amendment of Lease dated March 1, 1973         Exhibit 10(H)(25) to Post-
                    between WURC and WUC.                          Effective Amendment No. 1
                                                                   to Registration Statement
                                                                   (Form S-11) No. 2-70773 of
                                                                   CPA(R):3

   10.19            Second Amendment of Lease Agreement dated      Exhibit 10(H)(26) to Post-
                    November 16, 1981 between WURC and WUC.        Effective Amendment No. 1
                                                                   to Registration Statement
                                                                   (Form S-11) No. 2-70773 of
                                                                   CPA(R):3

   10.20            Assignment of Lease from WURC to CPA(R):3      Exhibit 10(H)(27) to Post-
                    and Registrant, as tenants in common,          Effective Amendment No. 1
                    dated November 16, 1981.                       to Registration Statement
                                                                   (Form S-11) No. 2-70773 of
                                                                   CPA(R):3

   10.21            Indenture of Lease dated December 18,          Exhibit 10(H)(34) to Post-
                    1973 between WURC, as landlord, and            Effective Amendment No. 1
                    WUC, as tenant.                                to Registration Statement
                                                                   (Form S-11) No. 2-70773 of
                                                                   CPA(R):3

Exhibit                                                                   Method of
  No.                               Description                            Filing
- -------                             -----------                           ---------
  10.22             Second Amendment of Lease Agreement dated      Exhibit 10(H)(35) to Post-
                    November 16, 1981 between WURC and WUC.        Effective Amendment No. 1
                                                                   to Registration Statement
                                                                   (Form S-11) No. 2-70773 of
                                                                   CPA(R):3

  10.23             Assignment of Lease from WURC to CPA(R):3      Exhibit 10(H)(36) to Post-
                    and Registrant, as tenants in common,          Effective Amendment No. 1
                    dated November 16, 1981.                       to Registration Statement
                                                                   (Form S-11) No. 2-70773 of
                                                                   CPA(R):3

  10.25             Contract of Sale dated November 16, 1981       Exhibit 10.11 to Form 10-K
                    between Western Union Realty Corporation,      dated March 31, 1982
                    as seller, and Registrant and CPA(R):3, as
                    purchasers.

  10.26             Letter of Intent from Registrant to Gibson     Exhibit 2.1 to Form 8-K
                    Realty, Inc. and Wesray Packing, Inc.          dated October 6, 1982
                    dated September 22, 1982.

  10.27             First Amendment to Lease and                   Exhibit 10.2 to Form 8-K
                    Agreement dated as of May 30, 1986             dated July 14, 1986
                    between Registrant and CPA(R):1, as
                    Lessor, and PFM, as Lessee.

  10.28             Memorandum of First Amendment to               Exhibit 10.3 to Form 8-K
                    Lease and Agreement dated May 30,              dated July 14, 1986
                    1986 between Registrant and CPA(R):1,
                    as Lessor, and PFM, as Lessee

  10.29             Letter dated June 30, 1986 from                Exhibit 10.4 to Form 8-K
                    Creditanstalt to PFM regarding                 dated July 14, 1986
                    Lease as amended by First Amendment
                    to Lease and Agreement, dated May
                    30, 1986.

  10.30             Lease Guaranty dated as of May 30,             Exhibit 10.5 to Form 8-K
                    1986 from MSC to Registrant and                dated July 14, 1986
                    CPA(R):1 and Creditanstalt.

  10.31             Sublease dated as of May 30, 1986              Exhibit 10.6 to Form 8-K
                    between PFM and Walbridge Coatings             dated July 14, 1986
                    ("Walbridge").

  10.32             Memorandum of Sublease dated as of             Exhibit 10.7 to Form 8-K
                    May 30, 1986 by and between PFM and            dated July 14, 1986
                    Walbridge.

  10.33             Letter of Agreement dated November 24, 1992    Exhibit 10.1 to Form 8-K
                    between Registrant and Heekin Can, Inc.        dated December 10, 1992

  10.34             Lease Agreement dated November 15, 1995        Filed herewith.
                    by and between Registrant and CPA(R):3, as
                    Landlord, and Cleo, Inc., as Tenant.

Exhibit                                                                   Method of
  No.                               Description                            Filing
- -------                             -----------                           ---------
  10.35             Lease Amendment Agreement dated
                    November 15, 1995  Filed herewith.
                    by and between Registrant and
                    CPA(R):3, as Landlord, and Gibson
                    Greetings, Inc., as Tenant.

  28.1              Instruction Letters from Cigna                 Exhibit 28.1 to Form 8-K
                    Corporation dated June 25, 1986 to             dated July 14, 1986
                    Creditanstalt and Louisville Title
                    Agency regarding repayment of loan.

  28.2              Estoppel Certificate dated as of               Exhibit 28.2 to Form 8-K
                    June 30, 1986 from PFM to                      dated July 14, 1986
                    Creditanstalt.

  28.3              Estoppel Certificate dated as of               Exhibit 28.3 to Form 8-K
                    June 30, 1986 from Walbridge to                dated July 14, 1986
                    Creditanstalt.

  28.4              Seller's/Lessee's Certificate dated            Exhibit 28.4 to Form 8-K
                    as of June 30, 1986 from PFM to                dated July 14, 1986
                    Registrant and CPA(R):1.

  28.5              Bill of Sale dated as of May 30,               Exhibit 28.5 to Form 8-K
                    1986 from PFM to Registrant and                dated July 14, 1986
                    CPA(R):1.

  28.6              Deed dated as of May 30, 1986 from             Exhibit 28.6 to Form 8-K
                    PFM to Registrant and CPA(R):1.                dated July 14, 1986

  28.7              Press release regarding Letter of              Exhibit 28.1 to Form 8-K
                    Agreement.                                     dated December 10, 1992

  28.8              Prospectus of Registrant                       Filed as Exhibit 28.8 to
                    dated January 18, 1980.                        Form 10-K/A dated
                    September 24, 1993

  28.9              Supplement dated May 7, 1980                   Filed as Exhibit 28.9 to
                    to Prospectus dated January 18, 1980.          Form 10-K/A dated
                    September 24, 1993

  28.10             Press release dated June 30, 1993              Exhibit 28.1 to Form 8-K
                    announcing the suspension of secondary         dated July 12, 1993
                    market sales of Limited Partnership Units.





  (b)     Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CORPORATE PROPERTY ASSOCIATES 2
                    (a California limited partnership)

                    BY:  W. P. CAREY & CO., INC.


   04/08/96         BY:    /s/ Claude Fernandez
 -----------             ---------------------------------
    Date                 Claude Fernandez
                         Executive Vice President and
                         Chief Administrative Officer
                         (Principal Financial Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    BY:  W. P. CAREY & CO., INC.

                         William P. Carey
                         Chairman of the Board
                         and Director
                         (Principal Executive Officer)

                         Francis J. Carey
                         President and Director

                         George E. Stoddard         BY:  /s/ George E. Stoddard
                         Chairman of the Investment     -----------------------
                         Committee and Director         George E. Stoddard
                                                        Attorney in fact
                                                        April 8, 1996
                         Dr. Lawrence R. Klein
                         Chairman of the Economic Policy
                         Committee and Director

                         Madelon DeVoe Talley
                         Vice Chairman of the Board of
                         Directors and Director

  04/08/96        BY:    /s/ Claude Fernandez
- --------------           -----------------------------
  Date                   Claude Fernandez
                         Executive Vice President and
                         Chief Administrative Officer
                         (Principal Financial Officer)


   04/08/96       BY:    /s/ Michael D. Roberts
 --------------          -----------------------------
     Date                Michael D. Roberts
                         First Vice President and Controller
                         (Principal Accounting Officer)

                                        APPENDIX A TO FORM 10-K



                        CORPORATE PROPERTY ASSOCIATES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)



                                        1995 ANNUAL REPORT

SELECTED FINANCIAL DATA

- --------------------------------------------------------------------------------


(In thousands except per unit amounts)
                                          1991     1992     1993     1994     1995
                                          ----     ----     ----     ----     ----
     OPERATING DATA:
Revenues                                  $ 9,756  $ 9,764  $ 6,666  $ 5,161  $ 5,186

Income before                               4,991    4,967   10,711    1,732    2,596
extraordinary item (1)
Income before extraordinary
item allocated:
   To General Partners                         50       50      107       17       26
   To Limited Partners                      4,941    4,917   10,604    1,715    2,570
   Per unit                                 89.83    89.40   192.80    31.18    46.75

Distributions attributable (2)(3):
   To General Partners                         38       39       21       15       15
   To Limited Partners                      3,808    3,873   16,352    1,447    1,495
   Per unit                                 69.24    70.42   297.31    26.31    27.19

Payment of mortgage
principal (4)                               1,818    1,985    1,675    1,617    1,490
     BALANCE SHEET DATA:
Total assets                               63,934   63,247   41,736   40,571   33,123
Long-term
obligations (5)                            31,720   28,861   15,758   13,973      939


(1) 1993 net income includes a $7,857,000 gain on sale of properties, net of an extraordinary loss on extinguishment of nonrecourse debt of the disposed properties.
(2) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.
(3) 1993 distributions include a special distribution of $260 per Limited Partnership Unit ($14,300,000).
(4) Represents scheduled mortgage principal amortization paid.
(5) Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

- --------------------------------------------------------------------------------

        Results of Operations
        ---------------------

        Net income for the year ended December 31, 1995 increased by $864,000 as compared with net income for the prior year. Of such increase, $123,000 was due to nonrecurring items which are classified as other income in the accompanying Financial Statements. Excluding the effects of the nonrecurring items and the $446,000 writedown of a property to net realizable value in 1994, the Partnership would have reflected an increase in income of $295,000. The increase in income, as adjusted, was due to decreases in interest and property expenses and was partially offset by a modest decrease in lease revenues. The decrease in interest expense resulted from the prepayment of three mortgage loans on properties leased or formerly leased to New Valley Corporation ("New Valley") in the first quarter of 1995 and the prepayment of the mortgage loan on the Gibson Greetings, Inc. ("Gibson"), properties in November 1995 in connection with the restructuring of the Gibson lease. The decrease in property expenses was due to the costs incurred in 1994 in connection with the Partnership's assessment of its liquidity alternatives which included environmental reviews and property valuations. Lease revenues decreased by $59,000 as the result of the restructuring of the Gibson lease, as described below, and the termination of the New Valley lease in Reno, Nevada on December 31, 1994. The Gibson and New Valley decreases were partially offset by the leasing of the Maumelle, Arkansas distribution facility in 1995 to Maybelline Products Co. Inc. ("Maybelline") and A-Pak Packaging, Inc. ("A-Pak"). The substantial increase in cash flow provided from operations was primarily due to the receipt of a lump sum payment of $3,477,000 ($3,238,000, net of costs) in connection with the Gibson lease restructuring.

        As more fully described in Note 11 to the Financial Statements, the Partnership received the lump sum payment of $3,477,000 in connection with the modification of the Gibson lease. The Partnership severed one of three properties from the Gibson master lease, modified the master lease for the remaining two properties and entered into a new lease with a new lessee, Cleo, Inc. ("Cleo"), at the severed property. Annual gross revenue from the three properties subsequent to these modifications has been reduced. For financial reporting purposes, income from this transaction has been deferred and will be recognized over the remaining terms of the Gibson and Cleo leases.

        Net income for the year ended December 31, 1994 decreased as compared with the year ended December 31, 1993. The results of operations for the year are not directly comparable as the year ended December 31, 1993 includes the gain on the sale of the Heekin Can, Inc. ("Heekin") properties, the related extraordinary charge on the prepayment of the Heekin mortgage debt as well as $885,000 of operating income (rental income of $1,367,000 less interest expense of $435,000 and property management fees of $47,000) from the Heekin properties prior to the sale. Excluding the effect of income from the Heekin properties prior to the 1993 sale, income before gains on sale and extraordinary items would have increased by $396,000 in 1993 as compared with 1994. Accordingly, cash provided from operations decreased by $323,000 in 1994 as compared with 1993, after adjusting for the $885,000 provided to operations by the Heekin properties in 1993. Lease revenues for 1994 decreased by $1,582,000 as a result of the Heekin disposition and the decrease in rentals of $234,000 from the Maumelle, Arkansas property which was vacated by Family Dollar Stores Inc. in March 1994.

        The Partnership expects the trend of decreasing interest expense to continue due to the satisfaction of the mortgage loans on the New Valley and Gibson Properties in 1995 and the satisfaction of the mortgage loan on the Pre Finish Metals Incorporated ("Pre Finish") property which is scheduled to fully amortize in 1997. In addition, cash flow should benefit from scheduled rent increases over the next several years. Effective January 1996, the equity component of the Pre Finish rent has increased by $24,000 per annum. There are also scheduled increases in 1997 on the New Valley and AT&T Corporation leases. In May 1996, the Partnership is scheduled to start receiving rent of $121,000 per year from its lease with Sports & Recreation, Inc. ("Sports & Recreation") on the Moorestown, New Jersey property. Sports & Recreation is in the process of retrofitting the Moorestown property for use as a retail store. Annual rentals on the two Gibson properties and the Cleo property which had formerly been leased to Gibson are $733,000 and $355,000, respectively. Prior to the modification of the Gibson lease, the Partnership's annual rentals from the properties were $1,848,000. Although annual revenues from these properties will be reduced by $760,000, the

Partnership had been paying annual debt service of $1,166,000 on the Gibson mortgage loan which is no longer being paid. Therefore, annual cash flow from the Gibson and Cleo properties will reflect an increase of $406,000 in spite of the reduction in rental income. The Gibson mortgage loan had been scheduled to mature with a balloon payment of $5,872,000 in 1996 and the Partnership would have attempted to refinance the loan at that time. It is possible that the Partnership would have realized a reduction in debt service on any refinancing.

        In the fourth quarter of 1995, A-Pak filed a petition of bankruptcy and vacated its space at the Maumelle facility. The Partnership is in the process of negotiating a short-term lease (approximately two years) for the space at an amount similar to the rent paid by A-Pak. The Partnership's lease with Maybelline which provides annual rentals of $156,000 expires on December 31, 1996 and includes three two-year renewal terms at Maybelline's option. Although lease revenue may decrease as a result of the Gibson modification, cash flow from operating activities should remain stable or increase. Cash flow from operating activities would be reduced if Maybelline does not renew its lease. The Partnership is currently attempting to remarket the property in Reno. Annual carrying costs for the Reno property are currently $80,000 and annual carrying costs on the Greensboro property are estimated to be less than $10,000. The Partnership is currently negotiating to lease the Greensboro property which provided annual revenue of $21,000 under a prior lease which terminated in 1995. As a result of restructuring the Gibson lease, the Partnership's annual revenues from Gibson will decrease from 35% to approximately 17% of lease revenues providing greater diversification; however, the impact of the restructuring will increase lease rentals received from Unisource Worldwide, Inc. ("Unisource") to approximately 30%. As Gibson, Pre Finish and Unisource, will represent approximately 70% of lease revenues in 1996 and thereafter, the Partnership would be significantly affected if any of these lessees could not meet their lease obligations. There is no indication that any of these three lessees is currently experiencing financial difficulties. The Partnership may incur costs in the future in connection with a reassessment of liquidity alternatives.

        Because of the long-term nature of the Partnership's net leases, inflation and changes in prices have not unfavorably affected the Partnership's net income or had an impact on the continuing operations of the Partnership's properties. All of the Partnership's net leases have either periodic mandated rent increases, sales overrides or periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI"), and may have caps on such CPI increases. Although increases in the CPI have been relatively moderate over the past several years, the Partnership should not be significantly impacted as several of its leases provide for stated rent increases rather than increases based on CPI formulas.

        Financial Condition
        -------------------

        Except for the vacant properties in Reno, Nevada and Greensboro, North Carolina, all of the Partnership's properties are leased to corporate tenants under net leases which generally require the tenants to pay all operating expenses relating to the leased properties. The Partnership depends on a relatively stable operating cash flow from its net leases to meet operating expenses and fund quarterly distributions to partners. The capital structure of the Partnership changed significantly during the year as its mortgage debt decreased by approximately 54% due to the prepayment of four mortgage loans. Of the Partnership's two remaining mortgage loans, one has a balloon payment scheduled in 1996 with the other loan fully amortizing in 1998. Primarily as a result of the $8,495,000 pay down of mortgage debt, the Partnership's cash balances decreased by $3,608,000 to $578,000.

        Cash provided from operations increased by $3,393,000 to $6,164,000 with most of the increase related to the receipt of the lump sum payment from Gibson. The net proceeds from the Gibson transaction were used to satisfy a mortgage loan, and the remaining $2,926,000 of cash provided from operations along with $56,000 of cash reserves were used to pay quarterly distributions to partners and scheduled principal payments on mortgages.

        Cash reserves utilized in paying distributions include cash that was provided by operating activities in prior periods as well as cash provided by investing activities. As the cash flow from operating and investing activities may exceed earnings, distributions may also be in excess of net income per Limited Partnership Unit. During the five year period ended December 31, 1995, 1993 is the only year in which distributions exceeded net income. In 1993, limited partner distributions exceeded net income per Limited

Partnership Unit income by $125.02. This was primarily due to the special distribution of $260 per Unit from proceeds of the Heekin sale. The per Unit earnings from the gain on the sale of the Heekin properties, net of charges related to paying off the related mortgage debt, was $141.42.

        The Partnership's financing activities in 1995 consisted of the prepayment of four of the Partnership's mortgage loans, meeting scheduled principal payments on debt and payment of distributions to the partners of $1,492,000. In order to take advantage of the benefits created by the restructuring of the Gibson lease and the opportunity to retire above-market rate mortgage debt, the Partnership used substantially all of its cash reserves and proceeds from the Gibson lease restructuring payment to fund the retirement of various loans. In addition, the Partnership executed a loan, payable on demand, of $250,000 from the Corporate General Partner in order to support cash reserves. The loan was repaid in March 1996. As a result of the modification of the Gibson lease, and the retirement of high rate debt the Partnership expanded its unused borrowing capacity and expects that future cash flows from operations will increase.

        The Partnership may require additional loans from the Corporate General Partner to fund short term liquidity needs while it reviews existing loans and unleveraged properties for appropriate refinancing opportunities. The Partnership anticipates the payment of a special distribution to partners of $15 per Limited Partnership Unit, subject to certain conditions, in connection with the benefits realized from the Gibson lease restructuring. Future operating cash flows from operations are expected to remain stable or increase as a result of the loan prepayment and lease modification transactions accomplished in 1995. The Partnership's expected cash flows from operations are expected to be adequate to allow it to meet its operating cash needs and satisfy its recurring quarterly distribution objectives. In addition, the Partnership's unused borrowing capacity should be sufficient to satisfy repayment of maturing debt and other capital requirements, if necessary.

        The Partnership's investing activity for the periods presented in the financial statements consists primarily of proceeds from sales of real estate in 1993 and 1994. Pursuant to its lease with Sports & Recreation, the Partnership has an obligation to reimburse Sports & Recreation for certain retrofitting costs which are currently estimated to be $292,000. It is currently anticipated that such costs will be funded from operating cash flow; however, as described above, the Partnership may need to utilize certain of the additional amounts advanced by the Corporate General Partner.

        Beginning June 30, 1998, Pre Finish has an option to purchase its leased property upon six months notice with such option period ending in 2003. The option would be exercisable at the greater of fair marketable value or $5,249,000 plus 2 1/2% thereof compounded from December 1998 to the closing date. As the mortgage loan on the Pre Finish property will have amortized by the June 30, 1998, the Partnership would retain full proceeds of a sale. Annual cash flow (rentals less debt service on the mortgage loan) from the Pre Finish property is $331,000. In addition, Cleo has an option to purchase its property which is exercisable at any time with at least six months notice.

        In connection with the termination of the Moorestown and Reno leases, the Partnership expects to receive a bankruptcy settlement; however, the amount of such settlement cannot be estimated and no amounts that the Partnership may ultimately receive have been recorded in the accompanying financial statements.

        The Partnership's mortgage loan on the Unisource property is scheduled to mature in May 1996. The Partnership is in the process of seeking to refinance the loan for an amount necessary to satisfy the balloon payment. In the unlikely event that the Partnership is unable to refinance the Unisource loan, the Partnership lacks the funds to pay such loan off from its current cash reserves in which event it could attempt to obtain mortgage financing on unleveraged properties. As the Unisource mortgage loan is a nonrecourse obligation, the Partnership would be responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder of such obligation has recourse only to the property collateralizing such debt. In the event that the balloon payment is not made, the Partnership could seek to restructure the debt with the existing lenders, or sell the property and use the sales proceeds to satisfy the mortgage debt.

        All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. All but two of the Partnership's properties are currently leased to corporate tenants. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its properties, the General Partners believe that in most cases the Partnership will be entitled to reimbursement from tenants for such costs. In the event that the Partnership absorbs a portion of such costs because of a tenant's failure to fulfill its obligations (or because a property currently has no tenant), the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

        In 1994, the Partnership voluntarily conducted Phase II environmental reviews of certain of its properties based on the results of Phase I environmental reviews conducted in 1993. The Partnership believes, based on the results of such reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. For those conditions which were identified, the Partnership advised the affected tenant of the Phase II findings and of its obligation to perform required remediation.

        Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect on the Partnership's financial condition or results of operations.

                       REPORT of INDEPENDENT ACCOUNTANTS



To the Partners of
 Corporate Property Associates 2:

        We have audited the accompanying balance sheets of Corporate Property Associates 2 (a California limited partnership) as of December 31, 1994 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the financial statement schedule included on pages 19 to 21 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 2 (a California limited partnership) as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.



                                        /s/ Coopers & Lybrand L.L.P.
New York, New York
March 29, 1996

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                                BALANCE SHEETS

                          December 31, 1994 and 1995


                                                       1994         1995
                                                       ----         ----
ASSETS:
Real estate leased to others:
Accounted for under the
operating method:
     Land                                           $ 4,850,433  $ 4,850,433
     Buildings                                       12,548,662   12,555,513
                                                    -----------  -----------
                                                     17,399,095   17,405,946
     Accumulated depreciation                         4,831,468    5,351,359
                                                    -----------  -----------
                                                     12,567,627   12,054,587
 Net investment in direct financing leases           23,265,769   20,060,127
                                                    -----------  -----------
     Real estate leased to others                    35,833,396   32,114,714
Cash and cash equivalents                             4,185,923      577,506
Accrued interest and rents receivable, net of
reserve for uncollected rents of $22,660 in 1995        461,360      348,201
Other assets, net of accumulated amortization of
 $148,621 and $83,725 in 1994 and 1995                   90,063       82,862
                                                    -----------  -----------

       Total assets                                 $40,570,742  $33,123,283
                                                    ===========  ===========

LIABILITIES:
Mortgage notes payable                              $15,757,586  $ 7,262,720
Note payable to affiliate                                            250,000
Accrued interest payable                                182,839      109,632
Accounts payable and accrued expenses                   249,991       74,884
Accounts payable to affiliates                           53,037       57,263
Prepaid rental income                                    33,877
Security deposits                                       282,800      282,800
                                                    -----------  -----------

       Total liabilities                             16,560,130    8,037,299
                                                    -----------  -----------

Commitments and contingencies
PARTNERS' CAPITAL:
General Partners                                        185,844      196,888
Limited Partners (55,000 and 54,900 Limited
Partnership Units issued and outstanding at
   December 31, 1994 and 1995)                       23,824,768   24,889,096
                                                    -----------  -----------
       Total partners' capital                       24,010,612   25,085,984
                                                    -----------  -----------
  Total liabilities and
partners' capital                                   $40,570,742  $33,123,283
                                                    ===========  ===========

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                             STATEMENTS of INCOME

             For the years ended December 31, 1993, 1994 and 1995


                                                                1993         1994        1995
                                                                ----         ----        ----
Revenues:
 Rental income                                               $ 1,729,958  $1,513,091  $1,717,457
 Interest income from direct financing leases                  4,803,389   3,437,921   3,174,996
 Other interest income                                           132,380     186,038     170,631
 Other income                                                                 24,397     122,720
                                                             -----------  ----------  ----------
                                                               6,665,727   5,161,447   5,185,804
                                                             -----------  ----------  ----------
Expenses:
 Interest                                                      2,142,199   1,593,880   1,351,797
 Depreciation                                                    501,762     501,657     519,891
 General and administrative                                      290,658     276,283     298,974
 Property expense                                                533,865     618,277     402,928
 Amortization                                                     22,046      17,195      16,133
 Writedown to net realizable value                               841,889     445,551
                                                             -----------  ----------  ----------
                                                               4,332,419   3,452,843   2,589,723
                                                             -----------  ----------  ----------
Income before gains on sale of real
     estate and extraordinary charge                           2,333,308   1,708,604   2,596,081

 Gains on sale of real estate                                  8,377,679      23,451
                                                             -----------  ----------  ----------

     Income before extraordinary charge                       10,710,987   1,732,055   2,596,081

Extraordinary charge on
   extinguishment of debt                                        520,979
                                                             -----------  ----------  ----------

     Net income                                              $10,190,008  $1,732,055  $2,596,081
                                                             ===========  ==========  ==========
Net income allocated to:
 Individual General Partner                                  $    10,190  $    1,732  $    2,596
                                                             ===========  ==========  ==========

 Corporate General Partner                                   $    91,710  $   15,589  $   23,365
                                                             ===========  ==========  ==========

 Limited Partners                                            $10,088,108  $1,714,734  $2,570,120
                                                             ===========  ==========  ==========
Net income per Unit:
(55,000 Limited Partnership Units
in 1993 and 1994 and 54,975 weighted
average Units in 1995)
 Income before extraordinary item                                $192.80      $31.18      $46.75
 Extraordinary item                                                (9.38)
                                                                 -------      ------      ------
                                                                 $183.42      $31.18      $46.75
                                                                 =======      ======      ======


The accompanying notes are an integral part of  THE FINANCIAL STATEMENTS.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                        STATEMENTS of PARTNERS' CAPITAL

             For the years ended December 31, 1993, 1994 and 1995


                                             Partners' Capital Accounts
                                          --------------------------------------------------
                                                                                    Limited
                                                                                   Partners'
                                                      General      Limited        Amount Per
                                          Total       PARTNERS     PARTNERS        UNIT  (a)
                                          ------      --------     --------       ----------

Balance, December 31, 1992             $ 30,538,862   $108,436   $ 30,430,426        $ 552

Distributions                           (16,991,423)   (27,223)   (16,964,200)        (308)

Net income, 1993                         10,190,008    101,900     10,088,108          184
                                       ------------   --------   ------------        -----

Balance, December 31, 1993               23,737,447    183,113     23,554,334          428

Distributions                            (1,458,890)   (14,590)    (1,444,300)         (26)

Net income, 1994                          1,732,055     17,321      1,714,734           32
                                       ------------   --------   ------------        -----

Balance, December 31, 1994               24,010,612    185,844     23,824,768          434

Repurchase of Limited Partner Units         (29,042)                  (29,042)

Distributions                            (1,491,667)   (14,917)    (1,476,750)         (27)

Net income, 1995                          2,596,081     25,961      2,570,120           47
                                       ------------   --------   ------------        -----

Balance, December 31, 1995             $ 25,085,984   $196,888   $ 24,889,096        $ 454
                                       ============   ========   ============        =====

(a) Based on the weighted average Units issued and outstanding during all periods.



The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                           STATEMENTS of CASH FLOWS

             For the years ended December 31, 1993, 1994 and 1995


                                                              1993         1994           1995
                                                              ----         ----           ----
Cash flows from operating activities:
  Net income                                             $ 10,190,008   $ 1,732,055   $ 2,596,081
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                             523,808       518,852       536,024
    Cash receipts on direct financing leases less
     than amortization of unearned income                     (13,969)      (15,604)      (32,043)
   Writedown to net realizable value                          841,889       445,551
   Restructuring fees received, net of costs                                            3,237,685
   Gains on sale of real estate                            (8,377,679)      (23,451)
   Extraordinary charge on extinguishment of debt             520,979
   Net change in operating assets and liabilities             292,733       113,132      (173,738)
                                                         ------------   -----------   -----------
   Net cash provided by operating
     activities                                             3,977,769     2,770,535     6,164,009
                                                         ------------   -----------   -----------
Cash flows from investing activities:
  Proceeds from sale of real estate                        28,377,679       124,615
  Additional capitalized costs                                                             (6,851)
                                                         ------------   -----------   -----------
Net cash provided by (used in)
investing activities                                       28,377,679       124,615        (6,851)
                                                         ------------   -----------   -----------
Cash flows from financing activities:
  Distributions to partners                               (16,991,423)   (1,458,890)   (1,491,667)
  Repurchase of Limited Partner Units                                                     (29,042)
  Proceeds from issuance of note payable to affiliate                                     250,000
  Payments of mortgage principal                           (1,675,260)   (1,617,464)   (1,489,763)
  Prepayments of mortgage payable                         (11,927,709)                 (7,005,103)
  Prepayment premium on mortgage                             (477,108)
                                                         ------------   -----------   -----------
Net cash used in
financing activities                                      (31,071,500)   (3,076,354)   (9,765,575)
                                                         ------------   -----------   -----------
Net increase (decrease) in cash
        and cash equivalents                                1,283,948      (181,204)   (3,608,417)

Cash and cash equivalents, beginning of year                3,083,179     4,367,127     4,185,923
                                                         ------------   -----------   -----------

      Cash and cash equivalents, end of year             $  4,367,127   $ 4,185,923   $   577,506
                                                         ============   ===========   ===========


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                         NOTES to FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies:
        -------------------------------------------

        Use of Estimates:
        -----------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Leased to Others:
- -----------------------------

Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

The Partnership diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

Direct financing method - Leases accounted for under the direct financing method
- -----------------------
are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

Operating method - Real estate is recorded at cost, revenue is recognized as
- ----------------
rentals are earned and expenses (including depreciation) are charged to operations as incurred.

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect on the Partnership's financial condition or results of operations.

Substantially all of the Partnership's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides.

Depreciation:
- ------------
 Depreciation is computed using the straight-line method over the estimated useful lives of components of the particular properties, which range from 5 to 35 years.

Cash Equivalents:
- ----------------

 Corporate Property Associates 2 (the "Partnership") considers all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued

   equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1994 and 1995 were held in the custody of three and two financial institutions, respectively.

Other Assets:
- -------------

  Included in other assets are deferred charges which are costs incurred in connection with mortgage note refinancing and are amortized on a straight-line basis over the terms of the mortgages.

Income Taxes:
- -------------

  A partnership is not liable for income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

2.  Partnership Agreement:
    ----------------------

      The Partnership was organized on August 9, 1979 under the Uniform Limited
        Partnership Act of the State of California for the purpose of engaging in the business of investing in and leasing industrial and commercial real estate. The Corporate General Partner purchased 200 Limited Partnership Units in connection with the Partnership's public offering. The Partnership will terminate on December 31, 2017, or sooner, in accordance with the terms of the Amended Agreement of Limited Partnership (the "Agreement").

      The Agreement provides that the General Partners are allocated 1% (1/10 of 1% to the Individual General Partner, William P. Carey, and 9/10 of 1% to the Corporate General Partner, W. P. Carey & Co., Inc. ("W.P. Carey")) and the Limited Partners are allocated 99% of the profits and losses as well as distributions of distributable cash from operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. An affiliate of the General Partners may be entitled to incentive fees in connection with the liquidation of the Partnership. A division of W.P. Carey is engaged in the real estate brokerage business. The Partnership may sell properties through the division and pay subordinated real estate commissions as provided in the Agreement. The division could ultimately earn a real estate commission of up to $1,048,430 with respect to the sales of properties between 1986 and 1994 which amount will be retained by the Partnership unless the subordination provisions of the Agreement are satisfied.

3.  Transactions with Related Parties:
    ---------------------------------

      Under the Agreement, a division of W.P. Carey, is entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. Property management fee in 1995 includes the effect of a transaction described in Note 11. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services, necessary to the operation of the Partnership. Property management fee and general and administrative expense reimbursements are summarized as follows:


                                                 1993      1994      1995
                                               --------  --------  --------
          Property management fee              $128,243  $ 57,148  $254,174
          General and administrative
           expense reimbursements                57,136    56,265    51,138
                                               --------  --------  --------
                                               $185,379  $113,413  $305,312
                                               ========  ========  ========

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued

        During 1993, 1994 and 1995, fees aggregating $79,380, 29,657 and
          $39,370, respectively, were incurred for legal services performed by a firm in which the Secretary of the Corporate General Partner and other affiliates is a partner.

        The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1993, 1994 and 1995 were $41,936, $46,172 and $51,472, respectively.

        On November 16, 1995, the Partnership borrowed $250,000 from W.P. Carey.
          The loan, which is evidenced by a promissory note and bears interest at the prime rate, requires the Partnership to pay the entire principal amount and accrued interest thereon on demand. The Partnership may prepay the note, in whole or in part, at any time without penalty. The interest incurred on the loan of $2,781 is included in interest expense for the year ended December 31, 1995. Such amount is also included in accounts payable to affiliates as of December 31, 1995. The Partnership repaid the loan in March 1996.

        The Partnership's ownership interests in certain properties are jointly held with affiliated entities as tenants-in-common with the Partnership's ownership interests ranging from 28.5% to 40%. The Partnership accounts for its assets and liabilities relating to tenants-in-common interests on a proportional basis.

4.  Real Estate Leased to Others Accounted for Under the Operating Method:
    ---------------------------------------------------------------------

        The scheduled minimum future rentals, exclusive of renewals, under noncancellable operating leases amount to approximately $1,589,000 in 1996; $1,433,000 in each of the years 1997 to 1999; $1,442,000 in 2000 and aggregate approximately $14,146,000 through 2010.

5.  Net Investment in Direct Financing Leases:
    -----------------------------------------

        Net investment in direct financing leases is summarized as follows:

                                             December 31,
                                             ------------
                                          1994         1995
                                          ----         ----
        Minimum lease payments
          receivable                   $29,695,556  $37,321,569
          Unguaranteed residual value   22,700,673   22,700,673
                                       -----------  -----------
                                        52,396,229   60,022,242
          Less, Unearned income         29,130,460   39,962,115
                                       -----------  -----------
                                       $23,265,769  $20,060,127
                                       ===========  ===========


        The scheduled minimum future rentals, exclusive of renewals, under noncancellable direct financing leases amount to approximately $2,485,000 in 1996; $2,509,000 in 1997; $2,485,000 in 1998, $2,473,000
          in 1999, $2,543,000 in 2000 and aggregate approximately $37,322,000 through 2013.

        Contingent rentals were approximately $300,000, $176,000 and $149,000 in 1993, 1994 and 1995, respectively.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued

6.  Mortgage Notes Payable:
    ----------------------

        Mortgage notes payable, all of which are nonrecourse to the Partnership and the partners, are collateralized by the assignment of various leases and by real property with a carrying amount as of December 31, 1995 of approximately $18,424,000, before accumulated depreciation. As of December 31, 1995, mortgage notes payable bear interest at rates varying from 9.25% to 10% per annum and mature from 1996 to 1998.

        Scheduled principal payments during each of the next three years following December 31, 1995 are as follows:

          Year Ending December 31,
          ------------------------

            1996                  $6,323,652
            1997                     574,889
            1998                     364,179
                                  ----------
            Total                 $7,262,720
                                  ==========

        Interest paid was $2,270,264, $1,605,141 and $1,422,223 in 1993, 1994 and 1995, respectively.

7.  Distributions to Partners:
    -------------------------

        Distributions are declared and paid to partners quarterly and are summarized as follows:


                                                                                   Limited
Year Ending                   Distributions Paid to   Distributions Paid to       Partners' Per
December 31,                   General Partners        Limited Partners           Unit Amount
- -------------                 ----------------------  ---------------------       -------------
1993:
  Quarterly distributions          $26,911               $ 2,664,200                 $ 48.44
  Special distribution
   -  Note 12                          312                14,300,000                  260.00
                                   -------               -----------                 -------
Total 1993                         $27,223               $16,964,200                 $308.44
                                   =======               ===========                 =======
1994                               $14,590               $ 1,444,300                 $ 26.26
                                   =======               ===========                 =======
1995                               $14,917               $ 1,476,750                 $ 26.85
                                   =======               ===========                 =======

Distributions of $3,856 to the General Partners and $381,700 to the Limited Partners for the quarter ended December 31, 1995 were declared and paid in January 1996.

8.  Income for Federal Tax Purposes:
    -------------------------------

      Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued

                                              1993          1994         1995
                                          ------------  ------------  -----------
   Net income per Statements of Income    $10,190,008    $1,732,055   $2,596,081
   Excess tax depreciation                   (940,921)     (630,883)    (612,649)
Difference in recognition of gain
     from sale of real estate              13,400,014        16,786
   Writedown to net realizable value          841,889       445,551
   Restructuring fee                                                   3,237,685
   Other                                      210,923      (155,149)    (106,511)
                                          -----------    ----------   ----------
  Income reported for Federal
  Income tax purposes                     $23,701,913    $1,408,360   $5,114,606
                                          ===========    ==========   ==========

9.      Industry Segment Information:
        -----------------------------

          The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate.

          In 1993, 1994 and 1995, the Partnership earned its total operating revenues (rental income plus interest income from direct financing leases) from the following lease obligors:

                                      1993      %       1994      %       1995      %
                                   ----------  ----  ----------  ----  ----------  ----
 Gibson Greetings, Inc.            $1,847,712   28%  $1,847,712   37%  $1,708,392   35%
 Unisource Worldwide, Inc.          1,312,053   20    1,314,240   27    1,316,677   27
 Pre Finish Metals Incorporated       857,176   13      891,558   18      937,772   19
 AT&T Corporation                     295,155    5      295,429    6      295,728    6
 New Valley Corporation               411,091    6      410,266    8      237,162    5
 Other                                131,055    2      113,807    2      206,959    4
 Maybelline, Inc.                                                         143,000    3
 Cleo, Inc.                                                                46,763    1
 Family Dollar Stores, Inc.           312,000    5       78,000    2
 Heekin Can, Inc.                   1,367,105   21
                                   ----------  ---   ----------  ---   ----------  ---
                                   $6,533,347  100%  $4,951,012  100%  $4,892,453  100%
                                   ==========  ===   ==========  ===   ==========  ===

10. Properties Formerly Leased to New Valley Corporation:
    -----------------------------------------------------

      The Partnership and Corporate Property Associates 3 ("CPA(R):3"), an affiliate, own 39% and 61% interests, respectively, in three properties located in Reno, Nevada; Bridgeton, Missouri and Moorestown, New Jersey. On April 1, 1993, the lessee, New Valley Corporation ("New Valley"), filed a petition of voluntary bankruptcy seeking reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, the Bankruptcy Court approved New Valley's termination of its lease with the Partnership and CPA(R):3 for the Moorestown, New Jersey property in May 1993. In 1993, the Partnership wrote down the Moorestown property to its estimated net realizable value of $1,160,000 and recognized a charge of $841,889 on the writedown. In December 1994, the Bankruptcy Court also approved the termination of New Valley's lease on the Reno property effective December 31, 1994. In connection with the lease termination, the Partnership wrote down the Reno property in 1994 to its estimated net realizable value of $1,295,000 and recognized a charge of $445,551 on the writedown.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued

On April 7, 1995, the Partnership and CPA(R):3, entered into a net lease for the Moorestown property with Sports & Recreation, Inc. ("Sports & Recreation") which is retrofitting the Moorestown property into a retail store. The lease provided for a feasibility period through September 30, 1995 which was extended through December 31, 1995 and is followed by an initial term of 16 years. Sports & Recreation will commence paying rent at the earlier of completion of construction or 120 days after the end of the feasibility period (May 1, 1996). Sports & Recreation will incur all retrofitting costs; however, the Partnership and CPA(R):3 will reimburse Sports & Recreation for the cost of replacing the HVAC system and installing a new roof and drainage system. The Partnership's share of the cost for replacing the HVAC system and installing a new roof and drainage system is estimated to be approximately $292,000. Annual rentals will initially be $308,750 (of which the Partnership's share is approximately $121,000) during the first five lease years with stated increases every five years thereafter.

In connection with the termination of the Moorestown and Reno leases, the Partnership and CPA(R):3 expect to receive a bankruptcy settlement from New Valley. The amount of such settlement cannot be estimated and no amounts that the Partnership may ultimately receive have been recorded in the accompanying financial statements. The Partnership and CPA(R):3 are currently remarketing the Reno property.

11. Properties Leased to Gibson Greetings, Inc.:
    -------------------------------------------

On January 25, 1982, the Partnership and CPA(R):3 entered into a net lease with Gibson Greetings, Inc. ("Gibson"), for three properties in Memphis, Tennessee, Berea, Kentucky and Cincinnati, Ohio. In 1988, the Partnership and CPA(R):3 consented to Gibson's sublease of the Memphis, Tennessee property to a wholly-owned subsidiary, Cleo, Inc. ("Cleo"). The lease for the three properties had an initial term of 20 years with two five-year renewal options and provided for minimum annual rentals of $5,865,000 with rent increases every five years based on a formula indexed to the CPI. The lease also provided Gibson with a purchase option which was exercisable during the tenth year of the lease and at the end of the initial term. Gibson declined to exercise its purchase option during the tenth lease year in 1992.

In connection with Gibson's sale of the Cleo subsidiary to CSS Industries, Inc.
  ("CSS"), the Partnership, CPA(R):3 and Gibson entered into a transaction on November 15, 1995, whereby the Memphis, Tennessee property occupied by Cleo was severed from the Gibson master lease, the Gibson lease was amended and Cleo entered into a separate lease for the Tennessee property with CSS as the guarantor of Cleo's lease obligations. The Partnership and CPA(R):3 received $12,200,000 (of which the Partnership's share was $3,477,000) as a one-time lump sum payment in consideration for severing the Tennessee property from the Gibson master lease. Gibson still retains certain specific obligations for any environmental violations which may be detected and which resulted from any pre-existing conditions and is ensuring that roof repairs or replacement are performed on the Tennessee property. Gibson and Cleo have until May 15, 1996 to complete the roof repair.

The Gibson lease, as amended, on the two remaining properties in Kentucky and Ohio provides for an initial term which has been extended through November 30, 2013, and provides for one renewal term of ten years. Annual rent is $3,100,000 (of which the Partnership's share is approximately $733,000), with stated increases of 20% every five years through the end of the renewal term. The lease includes new purchase options exercisable on November 30, 2005 and 2010 and Gibson has the right to exercise the purchase option on one of its leased properties or

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued

  both. The option is exercisable at fair market value of the properties as encumbered by the lease.

The Cleo lease provides for a ten-year term through December 31, 2005 with two five-year renewal terms. Annual rent is $1,500,000 (of which the Partnership's share is approximately $355,000), a rent increase effective January 1, 2001. The rent increase will be based on a formula indexed to the CPI; however, increased annual rent will be at least $1,689,000 but no more than $1,898,000. Cleo has an option to purchase the property at any time during the term of the lease so long as there is no event of monetary default. Exercise of the purchase option requires between six and twelve months notice. The exercise price is the greater of (i) $15,000,000 or (ii) fair market value capped at a maximum of $16,250,000.

In connection with the payment made by Gibson to sever the Tennessee property from the Gibson lease, the Partnership has deferred recognition of a gain on restructuring of $3,237,685, consisting of its $3,477,000 share of the lump sum payment offset by costs of $239,315 including management fees of $173,000, payable to an affiliate and will amortize such deferral over the remaining initial terms of the Gibson and Cleo direct financing leases. The net proceeds from the agreement as well as other available funds were used to pay off the Partnership's share of the mortgage loan collateralized by the Gibson properties of $6,153,000 in November 1995.

12. Gains on Sale of Real Estate:
    ----------------------------

    A. In January 1994, the Partnership sold its property in Hammond, Louisiana for $124,615 in cash, realizing a gain of $23,451 on the sale. The lease had been scheduled to expire in 1995.

    B. In April 1993, the Partnership sold properties in Hamilton, Ohio, Springdale, Arkansas and Augusta, Wisconsin to its lessee, Heekin Can Inc. ("Heekin") for $29,377,679 in cash with such amount determined pursuant to a formula in the lease. A gain of $8,377,679 was realized on the sale.

       In connection with the sale, the Partnership paid off the nonrecourse loan on the Heekin properties of $11,927,709. In paying off the mortgage loan the Partnership incurred a prepayment charge of $477,108 and a charge for the writeoff of unamortized financing costs of $43,871, resulting in an extraordinary charge on extinguishment of debt of $520,979.

       The Partnership used a portion of the net proceeds of the Heekin sale to pay a special distribution to limited partners of $14,300,000 ($260 per Limited Partnership Unit) and $312 to the individual general partner.

13. Environmental Matters:
    ----------------------

      All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. All but two of the Partnership's properties are currently leased to corporate tenants. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. The costs for remediation, which are being performed and paid for by the affected tenant at three of the properties, are not expected to be material. In the event that the Partnership absorbs a portion of such costs because of a tenant's failure to fulfill its obligations (or because a property currently has no tenant), the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued


    In 1994, based on the results of Phase I environmental reviews performed in 1993, the Partnership voluntarily conducted Phase II environmental reviews on four of its properties. The Partnership believes, based on the results of such Phase I and Phase II reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. For those conditions which were identified, the Partnership advised the affected tenant of the Phase II findings and of its obligation to perform required remediation.


14. Disclosures About Fair Value of Financial Instruments:
    ------------------------------------------------------

    The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

    The Partnership estimates that the carrying amount of the Partnership's two mortgage notes payable approximates fair value of such mortgage notes at December 31, 1995. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)

             SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 1995

                                           Initial Cost to        Cost                            Gross Amount at which Carried
                                             Partnership       Capitalized      Decrease in       at Close of Period  (c)(d)
                                          -------------------  Subsequent to        Net           --------------------------------
Description                 Encumbrances  Land      Buildings  Acquisition (a)  Investment (b)    Land        Buildings      Total
- -----------                 ------------  ----      ---------  ---------------  --------------    ----        ---------      -----

Operating Method:

Retail store in
 Greensboro, North Carolina             $   40,946  $   186,926 $     9,508                    $  40,946   $   196,434  $  237,380
Retail store in
 New Orleans, Louisiana                    129,065      188,599      15,776                      129,065       204,375     333,440
Retail stores leased to
 Kinko's of Ohio, Inc. and
 Color Tile, Inc.                           47,350      581,034      10,795                       47,350       591,829     639,179

Warehouse and
 distribution
 center leased to,
 Maybelline, Inc.                          216,000    3,048,862     25,103                       216,000     3,073,965   3,289,965

Land leased to Unisource
 Worldwide, Inc.            $ 1,931,674  3,575,000                                             3,575,000                 3,575,000

Centralized telephone
 bureaus formerly
 leased to New Valley
 Corporation                               712,713    3,250,485      2,582      $(1,510,780)     587,672     1,867,328   2,455,000

Warehouse and Manufac-
 turing plant leased to
 Pre Finish Metals
 Incorporated                 1,456,891    254,400    6,587,930     33,652                       254,400     6,621,582   6,875,982
                             ---------- ----------  -----------    -------      -----------   ----------   ----------- -----------
                             $3,388,565 $4,975,474  $13,843,836    $97,416      $(1,510,780)  $4,850,433   $12,555,513 $17,405,946
                             ========== ==========  ===========    =======      ===========   ==========   =========== ===========


                                                                                Life on which
                                                                                Depreciation
                                                                                in Latest
                                                                                Statement of
                                      Accumulated                                  Income
Description                           Depreciation (d)     Date Acquired        is Computed
- -----------                           ----------------     -------------        -------------
Operating Method:

Retail store in
 Greensboro, North Carolina            $  133,291          September 2, 1990    15-35 yrs.
Retail store in
 New Orleans, Louisiana                   138,871          January 5, 1981      15-35 yrs.
Retail stores leased to
 Kinko's of Ohio, Inc. and
 Color Tile, Inc.                         399,341          October 1, 1980      15-35 yrs.

Warehouse and
 distribution
 center leased to,
 Maybelline, Inc.                       1,506,396          April 9, 1981           30 yrs.

Land leased to Unisource
 Worldwide, Inc.                                           April 29, 1980

Centralized telephone
 bureaus formerly
 leased to New Valley
 Corporation                              121,702          November 24, 1981       30 yrs.

Warehouse and Manufac-
 turing plant leased to
 Pre Finish Metals                                         December 11, 1980      5-30 yrs.
 Incorporated                           3,051,758          and June 30, 1986
                                       ----------
                                       $5,351,359
                                       ==========

See accompanying notes to Schedule.


                                                  CORPORATE PROPERTY ASSOCIATES 2
                                                (a California limited partnership)

                                       SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                                                      as of December 31, 1995

                                                                       Cost          Increase
                                           Initial Cost to          Capitalized      (Decrease) in  Gross Amount at which Carried
                                           Partnership              Subsequent to       Net         at Close of Period (c)
                                           --------------                                           -----------------------------
Description               Encumbrances     Land       Buildings     Acquisition(a)    Investment(b)  Land       Buildings
- ----------------------------------------------------------------------------------------------------------------------------------
Direct Financing Method:
Office, warehouse and
  distribution center
  leased to Unisource
  Worldwide, Inc.         $  3,874,155                  $  7,170,000  $ 9,528          $ 793,771

Centralized Telephone
  Bureau leased to
  New Valley
  Corporation                              $  350,316      1,980,820                     (16,585)

Computer Center
  leased to
  AT&T Corporation                            144,958      2,739,941    1,183             20,286

Warehouse and
  manufacturing
  buildings
  leased to Gibson
  Greetings, Inc.                             542,693      4,913,459                   (1,742,837)

Warehouse and
  manufacturing
  buildings
  leased to Cleo, Inc.                     323,122         4,315,774                   (1,486,302)
                          --------------------------------------------------------------------------------------
                          $ 3,874,155  $ 1,361,089      $ 21,119,994    $10,711      $ (2,431,667)
                          ======================================================================================

                            Total          Date Acquired
                            -----          -------------
Direct Financing Method:
Office, warehouse and
  distribution center
  leased to Unisource
  Worldwide, Inc.         $ 7,973,299       April 29, 1980

Centralized Telephone
  Bureau leased to
  New Valley                                 November 24,
  Corporation               2,314,551           1981

Computer Center
  leased to                                  November 24,
  AT&T Corporation          2,906,368           1981

Warehouse and
  manufacturing
  buildings
  leased to Gibson                            January 26,
  Greetings, Inc.           3,713,315           1982

Warehouse and
  manufacturing
  buildings                                   January 26,
  leased to Cleo, Inc.    $ 3,152,594            1982
                          -----------
                          $20,060,127
                          ===========

See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

         NOTES TO SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION


(a) Consists of acquisition costs, including legal fees, appraisal fees, title costs and other related professional fees and capitalized improvements.

(b) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is greater (less) than lease payments received under the direct financing method, the writedowns to net realizable value of the Partnership's properties in Moorestown, New Jersey and Reno Nevada and adjustments relating to deferred gains on lease restructurings.

(c) At December 31, 1995, the aggregate cost of real estate owned for Federal income tax purposes is $41,408,520.

(d)


                    Reconciliation of Real Estate Accounted
                    ---------------------------------------
                        for Under the Operating Method
                        ------------------------------


                                                   December 31,
                                               --------------------
                                               1994            1995
                                               ----            ----
Balance at beginning
 of period                                  $16,322,133    $17,399,095

Activity during year:
 Sale of property                              (218,038)

Additions                                                        6,851

Reclassification from
 investment in direct
 financing leases                             1,295,000
                                            -----------    -----------
Balance at close of
 period                                     $17,399,095    $17,405,946
                                            ===========    ===========

                  Reconciliation of Accumulated Depreciation
                  ------------------------------------------


                                                   December 31,
                                               --------------------
                                               1994            1995
                                               ----            ----
 Balance at beginning
  of period                                 $ 4,446,685    $ 4,831,468

Disposition during year                        (116,874)

 Depreciation expense for
  the period                                    501,657        519,891
                                            -----------    -----------
 Balance at close of
  period                                    $ 4,831,468    $ 5,351,359
                                            -----------    -----------

PROPERTIES

- --------------------------------------------------------------------------------


 LEASE                                                                  TYPE OF OWNERSHIP
OBLIGOR                     TYPE OF PROPERTY          LOCATION             INTEREST
- ----------------------  ------------------------  -----------------  ---------------------

GIBSON GREETINGS,       Land and Manufac-         Cincinnati,        Ownership of a 28.5%
INC.                    turing/Warehouse          Ohio; and          interest in land and
                        Buildings - 2 locations   Berea, Kentucky    buildings

CLEO, INC.              Land and Manufac-         Memphis,           Ownership of a 28.5%
                        turing/Warehouse          Tennessee          interest in land and
                        Buildings                                    buildings

UNISOURCE               Land and Office/          City of Commerce,  Ownership of land
WORLDWIDE,              Warehouse/Distri-         California         and building (1)
INC.                    bution Center

NEW VALLEY              Land and                  Bridgeton,         Ownership of an
CORPORATION             Centralized               Missouri           approximate 39%
                        Telephone Bureau                             interest in land
                                                                     and buildings

SPORTS &                Land and                  Moorestown,        Ownership of an
RECREATION, INC.        Building                  New Jersey         approximate 39%
                                                                     interest in land
                                                                     and building

AT&T CORPORATION        Land and a                Bridgeton,         Ownership of an
                        Computer Center           Missouri           approximate 39%
                                                                     interest in land
                                                                     and building

    (2)                 Land and                  Reno, Nevada       Ownership of an
                        Building                                     approximate 39%
                                                                     interest in land
                                                                     and building

PRE FINISH METALS       Land and Warehouse/       Walbridge, Ohio    Ownership of a 40%
INCORPORATED            Manufacturing Plant                          interest in land
                                                                     and building (1)

MAYBELLINE              Land and Warehouse/       Maumelle,          Ownership of land
PRODUCTS CO., INC.      Distribution Center       Arkansas           and building

WEXLER & WEXLER         LAND AND RETAIL           NEW ORLEANS,       OWNERSHIP OF LAND
                        STORE                     LOUISIANA          AND BUILDING

    (2)                 LAND AND RETAIL           GREENSBORO,        OWNERSHIP OF LAND
                        STORE                     NORTH CAROLINA     AND BUILDING

COLOR TILE, INC. AND    LAND AND RETAIL STORE     CANTON, OHIO       OWNERSHIP OF LAND
KINKOS OF OHIO, INC.    (ON ADJACENT SITES)                          AND BUILDING


(1) These properties are encumbered by mortgage notes payable.
(2) These properties are currently vacant.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
  UNITHOLDER MATTERS

- --------------------------------------------------------------------------------

        Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership. As of December 31, 1995, there were 1,987 holders of record of the Limited Partnership Units of the Partnership.

        In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1992:


                                               Cash Distributions Per Unit
                                               ----------------------------
                                                1993          1994     1995
                                                ----          ----     ----

          First quarter                         $ 17.68      $ 6.55    6.60
          Second quarter                         277.73 (a)    6.56    6.66
          Third quarter                            6.51        6.57    6.75
          Fourth quarter                           6.52        6.58    6.84
                                                -------      ------  ------
                                                $308.44      $26.26  $26.85
                                                =======      ======  ======



(a) includes a special distribution of $260 per Unit.



REPORT ON FORM 10-K

        The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

DIRECTORS AND SENIOR OFFICERS

- --------------------------------------------------------------------------------

        The Partnership has no directors or officers. The directors and senior officers of the Corporate General Partner are as follows:

     William Polk Carey       Chairman of the Board
                              Director
     Francis J. Carey         President
                              Director
     George E. Stoddard       Chairman of the Investment Committee
                              Director
     Raymond S. Clark         Chairman of the Executive Committee
                              Director
     Madelon DeVoe Talley     Vice Chairman of the Board
                              Director
     Barclay G. Jones III     Executive Vice President
                              Director
     Lawrence R. Klein        Chairman of the Economic Policy
                                Committee
                              Director
     Claude Fernandez         Executive Vice President
                              Chief Administrative Officer
     Howard J. Altmann        Senior Vice President
     H. Augustus Carey        Senior Vice President
     John J. Park             Senior Vice President
                              Treasurer
     Debra E. Bigler          First Vice President
     Ted G. Lagried           First Vice President
     Anthony S. Mohl          First Vice President
     Michael D. Roberts       First Vice President
                              Controller

    The directors and senior officers of W. P. Carey & Co., Inc. are substantially the same as above.

    A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

        William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

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

        Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and is a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.

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

        Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

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

        Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

        H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

        John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

        Debra E. Bigler, First Vice President, joined W.P. Carey in 1989 as an assistant marketing director, rising to her present position where she bears responsibility for investor services throughout the southern United States. She was previously employed by E. F. Hutton & Company for nine years where she began as a Marketing Associate in Private Placement, Sales and Marketing and was then promoted to Regional Director.

        Ted G. Lagreid, First Vice President, joined W.P. Carey in 1994 and is regional director responsible for investor services in the western United States. Prior to joining the firm, he was a Vice President with Shurgard Capital Group, then for Sun America where he was an executive in its mutual funds group. He earned an A.B. from the University of Washington, received an M.P.A. from the University of Puget Sound and then spent eight years in the city of Seattle's Office of Management and Budget and Department of Community Development. Mr. Lagreid was a commissioner of the City of Oakland, California, serving on its Community and Economic Advisory Commission.

        Anthony S. Mohl, First Vice President, Director of Portfolio Management, joined W.P. Carey as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

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