Form 10-Q
period 1996-03-31
CORPORATE PROPERTY ASSOCIATES 2
filed 1996-05-13
CIK 312918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended                 MARCH 31, 1996
                                   ---------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                to
                               --------------    ------------------------------

Commission file number                 0-9727
                       --------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 2
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                            13-3022196
- -------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
organization)                                              Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
- -------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                [X] Yes       [ ] No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                [ ] Yes       [ ] No

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)



                                     INDEX



                                                            Page No.
                                                            --------

     PART I
     ------

     Item 1. - Financial Information*

                Balance Sheets, December 31, 1995 and
                March 31, 1996                                  2

                Statements of Income for the three
                months ended                                    3

                Statements of Cash Flows for the three
                months ended March 31, 1995 and 1996            4

                Notes to Financial Statements                  5-6

     Item 2. - Management's Discussion of Operations            7



     PART II
     -------

     Item 6. - Exhibits and Reports on Form 8-K                 8

     Signatures                                                 9


     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS

                                                          December 31,    March 31,
                                                              1995           1996
                                                          -------------  ------------
                                                             (Note)      (Unaudited)
          ASSETS:
     Land and buildings, net of
       accumulated depreciation of
       $5,351,359 at December 31, 1995 and                 $12,054,587   $11,929,354
       $5,476,592 at March 31, 1996
     Net investment in direct
       financing leases                                     20,060,127    20,107,113
     Cash and cash equivalents                                 577,506       336,598
     Accrued interest and  rents receivable                    348,201       374,435
     Other assets                                               82,862        83,057
                                                           -----------   -----------

           Total assets                                    $33,123,283   $32,830,557
                                                           ===========   ===========

          LIABILITIES:
     Mortgage notes payable                                $ 7,262,720   $ 7,006,578
     Note payable to affiliate                                 250,000
     Accrued interest payable                                  109,632       106,716
     Accounts payable and accrued expenses                      74,884        76,806
     Distributions payable                                                   823,518
     Prepaid rental income and security deposits               282,800       282,800
     Accounts payable to affiliates                             57,263        59,945
                                                           -----------   -----------

           Total liabilities                                 8,037,299     8,356,363
                                                           -----------   -----------

          PARTNERS' CAPITAL:

     General Partners                                          196,888       198,987

     Limited Partners (54,900 Limited Partnership
     Units issued and outstanding at December 31, 1995
     and March 31, 1996)                                    24,889,096    24,275,207
                                                           -----------   -----------

           Total partners' capital                          25,085,984    24,474,194
                                                           -----------   -----------

           Total liabilities and
             partners' capital                             $33,123,283   $32,830,557
                                                           ===========   ===========


     The accompanying notes are an integral part of the financial statements.


     Note:   The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                        STATEMENTS OF INCOME (UNAUDITED)




                                                         Three Months Ended
                                                  March 31, 1995    March 31, 1996
                                                ------------------  --------------
Revenues:
Rental income from operating leases                     $  407,507      $  425,582
Interest income from direct financing leases               816,283         672,229
Other interest income                                       54,739          10,710
Other income                                                50,244
                                                        ----------      ----------
                                                         1,328,773       1,108,521
                                                        ----------      ----------


Expenses:
Interest on mortgages                                      384,240         179,948
Depreciation                                               132,481         125,233
General and administrative                                  72,241          69,951
Property expenses                                          151,942         133,930
Amortization                                                 4,298           2,175
                                                        ----------      ----------
                                                           745,202         511,237
                                                        ----------      ----------


   Net income                                           $  583,571      $  597,284
                                                        ==========      ==========

Net income allocated
  to General Partners                                   $    5,836      $    5,973
                                                        ==========      ==========


Net income allocated
  to Limited Partners                                   $  577,735      $  591,311
                                                        ==========      ==========

Net income per Unit:
  (55,000 and 54,900 Limited
  Partnership Units at March 31,
  1995 and 1996)                                            $10.50          $10.77
                                                            ======          ======


     The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                             Three Months Ended
                                                                  March 31,
                                                          ------------------------
                                                              1995         1996
                                                          ------------  ----------
     Cash flows from operating activities:
      Net income                                          $   583,571   $ 597,284
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                         136,779     127,408
        Interest income on direct financing leases
         in excess of scheduled rents                          (5,268)    (46,986)
        Net change in operating assets and liabilities        (38,651)    (26,916)
                                                          -----------   ---------
         Net cash provided by operating activities            676,431     650,790
                                                          -----------   ---------



     Cash flows from financing activities:
      Distributions to partners                              (366,667)   (385,556)
      Payment of note payable to affiliate                               (250,000)
      Payment of mortgage notes payable                      (852,003)
      Payments on mortgage principal                         (406,043)   (256,142)
                                                          -----------   ---------

         Net cash used in financing activities             (1,624,713)   (891,698)
                                                          -----------   ---------

           Net decrease in cash
            and cash equivalents                             (948,282)   (240,908)


        Cash and cash equivalents, beginning of period      4,185,923     577,506
                                                          -----------   ---------


           Cash and cash equivalents, end of period       $ 3,237,641   $ 336,598
                                                          ===========   =========

     Supplemental disclosure of cash flows information:

            Interest paid                                 $   394,243   $ 182,864
                                                          ===========   =========

     The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



     Note 1.  Basis of Presentation:
              ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the three months ended March 31, 1996 are summarized as follows:

                                                         Per Limited Partnership
     Quarter Ended   General Partners  Limited Partners  Unit
     --------------  ----------------  ----------------  -----------------------

     December 31, 1995   $3,856           $381,700         $6.94
                         ======           ========         =====


     A special distribution of $15 per Limited Partnership Unit ($823,500) was declared on March 26, 1996 and paid in April 1996.

     A distribution of $7.03 per Limited Partner Unit for the quarter ended March 31, 1996 was declared and paid in April 1996.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month periods ended March 31,1995 and 1996, the Partnership incurred management fees of $10,889 and $22,460, respectively, and general and administrative expense reimbursements of $14,131 and $15,179, respectively, payable to an affiliate.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1995 and 1996 were $22,264 and $16,084, respectively.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                          1995      %       1996      %
                                       ----------  ----  ----------  ----

     Unisource Worldwide, Inc.         $  328,560   27%  $  329,168   30%
     Pre Finish Metals Incorporated       233,347   19      238,052   22
     Gibson Greetings, Inc.               461,928   38      207,281   19
     Cleo, Inc.                                             109,994   10
     AT&T                                  73,903    6       73,984    7
     New Valley Corporation                59,324    5       59,233    5
     Other                                 40,728    3       41,099    4
     Maybelline Products Co., Inc.         26,000    2       39,000    3
                                       ----------  ---   ----------  ---
                                       $1,223,790  100%  $1,097,811  100%
                                       ==========  ===   ==========  ===


     Note 5.  Property in Maumelle, Arkansas:
              ------------------------------

     On April 29, 1996, the Partnership executed a lease agreement which is retroactively effective to February 19, 1996, with B & G Contract Packaging, Inc. ("B & G") to occupy 50% of the leasable space at the Partnership's distribution facility in Maumelle, Arkansas. The lease will initially provide for monthly rentals of $14,000 with an initial term through December 31, 1997 followed by two two-year renewal terms at B & G's option. The remaining leasable space at the Maumelle facility is currently leased to Maybelline Products Co., Inc.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ---------------------

        The results of operations for the three-month period ended March 31, 1996 reflected a 2% increase in earnings as compared with the three-month period ended March 31, 1995. Excluding the effect of a nonrecurring item of $50,244 reported as other income in 1995, income would have reflected an increase of approximately 11%. The increase in income was due to decreases in interest and property expenses. The decrease in interest expense was the result of paying off four mortgage loans in 1995 and the continuing amortization of the mortgage loans on properties leased to Pre Finish Metals Incorporated and Unisource Worldwide, Inc. ("Unisource"). The decrease in property expenses was due, in part, to the leasing of the Moorestown, New Jersey property to Sports & Recreation, Inc. ("Sports & Recreation"). Leasing revenues decreased as a result of the November 1995 restructuring of the Gibson Greetings, Inc. ("Gibson") lease which included the severing of a property from the Gibson master lease and the leasing of such severed property to Cleo, Inc. ("Cleo"). As a result of paying off the mortgage loan on the Gibson properties at the time of the restructuring, net annual cash flow from the Gibson and Cleo properties will increase by approximately $400,000. Cash flow and revenues will also benefit from the scheduled commencement of monthly rental payments of approximately $10,000 from Sports & Recreation in July 1996 and the new lease of the Maumelle, Arkansas property which will provide for monthly rental payments of $14,000.


     Financial Condition:
     -------------------

        There has been no material change in the Partnership's financial condition since December 31, 1995. Net cash provided from operating activities of $662,000 was sufficient to fund payments of distributions to partners and scheduled principal installments of $256,000. In addition, the Partnership paid off its note payable to W. P. Carey & Co., Inc. ("W.P. Carey"). On April 8, 1996, the Partnership borrowed an additional $1,000,000 from W.P. Carey, which was used to pay a special distribution of $15 per Limited Partnership Unit ($823,500) which was declared in March 1996. The Partnership is in the process of refinancing the limited recourse mortgage loan on the Unisource property which matured on May 1, 1996. The Partnership has received a commitment for a $7,000,000 loan which would enable the Partnership to pay off both the matured loan, which has a balance of $5,540,000, and the $1,000,000 note from W.P. Carey. As currently structured, the debt service on the $7,000,000 loan would provide for monthly payments of principal and interest of $61,662 at an annual interest rate of 7.24% based on a 16-year amortization schedule. As the matured loan provided for quarterly payments of $278,313 at an annual interest rate of 10%, annual cash flow will increase by $373,000 if the refinancing is consummated. Under certain circumstances which relate to the financial condition of Unisource, the lender would have the right to increase the stated interest rate on the loan. There is no assurance that the refinancing will be completed as described; however, Management believes that completion of such refinancing is highly probable.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                During the quarter ended March 31, 1996, the Partnership was not required to file any reports on Form 8-K.

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



               5/09/96           By:      /s/ Claude Fernandez
            --------------               ------------------------------
             Date                        Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



               5/09/96           By:      /s/ Michael D. Roberts
            --------------               -------------------------------
             Date                        Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)