Form 10-Q
period 1996-06-30
CORPORATE PROPERTY ASSOCIATES 2
filed 1996-08-12
CIK 312918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                    JUNE 30, 1996
                                ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                      to
                               --------------------    -------------------------

Commission file number                0-9727
                       ---------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 2
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         CALIFORNIA                                      13-3022196
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                            10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                (212)  492-1100
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                                           [X] Yes    [ ] No

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)


                                     INDEX




Item 1. - Financial Information*

   Balance Sheets, December 31, 1995 and
   June 30, 1996                                                       2

   Statements of Income for the three and six
   months ended June 30, 1995 and 1996                                 3

   Statements of Cash Flows for the six
   months ended June 30, 1995 and 1996                                 4

   Notes to Financial Statements                                      5-7

Item 2. - Management's Discussion of Operations                        8


PART II
- -------

Item 6. - Exhibits and Reports on Form 8-K                             9

Signatures                                                            10



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)


                                    PART 1
                                    ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                BALANCE SHEETS

                                                     December 31,     June 30,
                                                         1995           1996
                                                     -------------  ------------
                                                        (Note)      (Unaudited)
          ASSETS:

     Land and buildings, net of
       accumulated depreciation of
       $5,351,359 at December 31, 1995 and            $12,054,587   $11,809,658
       $5,601,288 at June 30, 1996
     Net investment in direct
       financing leases                                20,060,127    20,155,950
     Cash and cash equivalents                            577,506       978,629
     Accrued interest and  rents receivable               348,201       380,436
     Other assets                                          82,862       166,973
                                                      -----------   -----------

           Total assets                               $33,123,283   $33,491,646
                                                      -----------   -----------

          LIABILITIES:

     Mortgage notes payable                           $ 7,262,720   $ 8,204,745
     Note payable to affiliate                            250,000
     Accrued interest payable                             109,632       101,674
     Accounts payable and accrued expenses                 74,884        46,993
     Prepaid rental income and security deposits          282,800       283,694
     Accounts payable to affiliates                        57,263       177,443
                                                      -----------   -----------

           Total liabilities                            8,037,299     8,814,549
                                                      -----------   -----------

          PARTNERS' CAPITAL:

     General Partners                                     196,888       201,034

     Limited Partners (54,900 Limited Partnership
     Units issued and outstanding)                     24,889,096    24,476,063
                                                      -----------   -----------

           Total partners' capital                     25,085,984    24,677,097
                                                      -----------   -----------

           Total liabilities and
             partners' capital                        $33,123,283   $33,491,646
                                                      ===========   ===========

The accompanying notes are an integral part of the financial statements.

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                        STATEMENTS OF INCOME (UNAUDITED)

                                        Three Months Ended                Six Months Ended
                                 June 30, 1995      June 30, 1996    June 30, 1995  June 30, 1996
                               ------------------  ----------------  -------------  -------------
Revenues:
 Rental income from
  operating leases                     $  432,515        $  450,480     $  840,022     $  876,062
 Interest from direct
  financing leases                        816,275           670,006      1,632,558      1,342,235
 Other interest income                     46,151             9,158        100,890         19,868
 Other income                                                               50,244
                                       ----------        ----------     ----------     ----------
                                        1,294,941         1,129,644      2,623,714      2,238,165
                                       ----------        ----------     ----------     ----------

Expenses:
 Interest                                 356,969           277,042        741,209        456,990
 Depreciation                             132,481           124,696        264,962        249,929
 General and administrative                61,723            91,668        133,964        161,619
 Property expense                         106,152            42,407        258,094        176,337
 Amortization                               4,299             1,101          8,597          3,276
                                       ----------        ----------     ----------     ----------
                                          661,624           536,914      1,406,826      1,048,151
                                       ----------        ----------     ----------     ----------

Net income                             $  633,317        $  592,730     $1,216,888     $1,190,014
                                       ==========        ==========     ==========     ==========

Net income allocated
 to General Partners                   $    6,333        $    5,927     $   12,169     $   11,900
                                       ==========        ==========     ==========     ==========

Net income allocated
 to Limited Partners                   $  626,984        $  586,803     $1,204,719     $1,178,114
                                       ==========        ==========     ==========     ==========

Net income per Unit:
 (55,000 and 54,900
 Limited Partnership
 Units at June 30, 1995
  and 1996)                                $11.40            $10.69         $21.90         $21.46
                                           ======            ======         ======         ======

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Six Months Ended
                                                                          June 30,
                                                                  ------------------------
                                                                     1995          1996
                                                                  ----------    ----------
     Cash flows from operating activities:
        Net income                                                $1,216,888    $1,190,014
        Adjustments to reconcile net income to net
          cash provided by operating activities:
        Depreciation and amortization                                273,559       253,205
        Interest income on direct financing leases in
          excess of scheduled rents                                  (17,378)      (95,823)
        Net change in operating assets and liabilities              (278,791)       37,927
                                                                  ----------    ----------
          Net cash provided by operating activities                1,194,278     1,385,323
                                                                  ----------    ----------

     Cash flows from investing activities:
       Additional capitalized costs                                                 (5,000)
                                                                                ----------
          Net cash used in investing activities                                     (5,000)
                                                                                ----------
     Cash flows from financing activities:

       Distributions to partners                                    (736,667)   (1,598,901)
       Prepayment of mortgage notes payable                         (852,003)   (5,539,072)
       Proceeds from mortgage note payable                                       7,000,000
       Payments on mortgage principal                               (772,872)     (518,903)
       Payments on note payable to affiliate                                    (1,250,000)
       Proceeds from issuance of note payable to affiliate                       1,000,000
       Deferred financing costs                                                    (72,324)
                                                                  ----------    ----------

          Net cash used in financing activities                   (2,361,542)     (979,200)
                                                                  ----------    ----------
            Net (decrease) increase in
             cash and cash equivalents                            (1,167,264)      401,123

          Cash and cash equivalents, beginning of period           4,185,923       577,506
                                                                  ----------    ----------

            Cash and cash equivalents, end of period              $3,018,659    $  978,629
                                                                  ==========    ==========

     Supplemental disclosure of cash flows information:

          Interest paid                                           $  755,475    $  464,948
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



Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the six-months ended June 30, 1996 are summarized as follows:

Quarter Ended                 General Partners  Limited Partners  Per Limited Partner Unit
- ----------------------------  ----------------  ----------------  ------------------------

December 31, 1995                   $3,856           $381,700               $ 6.94
                                    ======           ========               ======
March 31, 1996                      $3,898           $385,947               $ 7.03
                                    ======           ========               ======
Special Distribution:
  April 1996                                         $823,500               $15.00
                                                     ========               ======


A distribution of $6.35 per Limited Partner Unit for the quarter ended June 30, 1996 was declared and paid in July 1996.



Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month and six-month periods ended June 30, 1995, the Partnership incurred management fees of $20,307 and $31,196, respectively, and general and administrative expense reimbursements of $12,825 and $26,956, respectively, payable to an affiliate. For the three-month and six-month periods ended June 30, 1996, the Partnership incurred management fees of $18,558 and $41,018, respectively, and general and administrative expense reimbursements of $11,549 and $26,728, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1995 and 1996 were $28,846 and $26,141, respectively.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                          1995      %       1996      %
                                       ----------  ----  ----------  ----
     Unisource Worldwide, Inc.         $  657,120   26%  $  658,338   30%
     Pre Finish Metals Incorporated       468,448   19      478,271   21
     Gibson Greetings, Inc.               923,856   37      411,592   19
     Cleo, Inc.                                             220,736   10
     AT&T                                 147,819    6      147,989    7
     New Valley Corporation               118,626    5      118,442    5
     Other                                 87,935    4       62,929    3
     Maybelline Products Co., Inc.         68,776    3       78,000    3
     B&G Contract Packaging, Inc.                            42,000    2
                                       ----------  ---   ----------  ---
                                       $2,472,580  100%  $2,218,297  100%
                                       ==========  ===   ==========  ===

     Note 5.  Property in Maumelle, Arkansas:
              ------------------------------

     On April 29, 1996, the Partnership executed a lease agreement with B & G Contract Packaging, Inc. for 50% of the leasable space at the Partnership's distribution facility in Maumelle, Arkansas. The lease provides for monthly rentals of $14,000, retroactive to February 19,1996, with an initial term through December 31, 1997 followed by two two-year renewal terms at the lessee's option. The remaining leasable space at the Maumelle facility is currently leased to Maybelline Products Co., Inc.

     Note 6.  Property in Moorestown, New Jersey:
              ----------------------------------

     On April 7, 1995, the Partnership and Corporate Property Associates 3 (CPA(R):3), an affiliate, which own a property in Moorestown, New Jersey, as tenants-in-common with ownership interests of 39% and 61%, respectively, entered into a net lease for the Moorestown property with Sports & Recreation, Inc. ("Sports & Recreation"). The lease provided for an initial term of 16 years with an initial annual rent of $308,750 (of which the Partnership's share would be $121,000). The lease provided for a feasibility period through December 31, 1995 with an option for Sports & Recreation to terminate the lease on or before the expiration of such feasibility period. Sports & Recreation did not exercise its option and, in January 1996, commenced construction to convert the facility into a retail store (with the Partnership and CPA(R):3 having an obligation to reimburse Sports & Recreation for certain construction costs).

     Sports & Recreation was scheduled to make its first monthly rental payment on July 1, 1996; however, no rental payment was received. On July 2, 1996, Sports & Recreation notified the Partnership and CPA(R):3 that it intended to terminate the lease, offering $300,000 as a settlement in exchange for being released from its lease obligations. The Partnership and CPA(R):3 rejected this offer as inadequate and made a counter-offer to Sports & Recreation as to the amount that they would accept in order to release Sports & Recreation from its obligations. In addition, the Partnership and CPA(R):3 have declared the lease in default and intend to seek various remedies available under the lease. As a result of this dispute and the nonpayment of rent by Sports & Recreation, the Partnership has not recognized any rental income from the Sports & Recreation lease in the accompanying financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


     Note 7.  Property in Reno, Nevada:
              ------------------------

     The Partnership and CPA(R):3 own a property in Reno, Nevada as tenants-in-common with 39% and 61% interests, respectively. In December 1994, the United States Bankruptcy Court approved the termination of New Valley Corporation's ("New Valley") lease for the property at which time New Valley vacated the property.

     The Partnership and CPA(R):3 are in the process of finalizing a net lease agreement with Excel Telecommunications, Inc. ("Excel") for the Reno property. The lease is expected to provide for an initial term of ten years followed by lessee options for two five-year renewal terms. Annual rent during the first five lease years is expected to be $532,800 (of which the Partnership's share would be $207,800) increasing to $580,800 (of which the Partnership's share would be $226,800), thereafter. Excel will have the right to terminate the lease at the end of the sixth lease year.

     The Partnership and CPA(R):3 are committed to provide Excel with an allowance of up to approximately $1,400,000 (of which the Partnership's share would be $546,000) which would allow Excel to retrofit the facility to its specifications. The Partnership and CPA(R):3 will be obligated to maintain and repair the roof; however, if the roof is replaced, Excel will assume the maintenance and repair obligation subsequent to any roof replacement.

     Note 8.  Debt Refinancing:
              ----------------

              Unisource
              ---------

     On June 11, 1996, the Partnership paid off an existing mortgage loan of $5,539,072 collateralized by the Partnership's property leased to Unisource Worldwide, Inc. ("Unisource") which had matured by obtaining new limited recourse mortgage debt collateralized by the property. The new loan of $7,000,000 provides for quarterly installments of principal and interest of $202,000 at an annual interest rate of 7.24%. In May 2006, the loan will reset to a rate indexed to United States Treasury Yield Percentage. The loan agreement provides that if at any time during the term of the loan Unisource is no longer a subsidiary of Alco Standard Corporation and
                                                                      ---
     Unisource's senior unsecured debt receives a rating below BBB- by Standard & Poor's Corporation or Baa3 by Moody's Investors Service, Inc., the interest rate on the loan will increase by 1.00%. The loan matures in February 2010 at which time the loan will fully amortize.

     The matured loan provided for quarterly payments of principal and interest of $278,313 at an annual interest rate of 10%. Solely as a result of refinancing the debt on the Unisource property, annual cash flow will increase by approximately $305,000.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ---------------------

        The Partnership's net income decreased slightly for the three-month and six-month periods ended June 30, 1996 by $41,000 and $27,000 respectively as compared with the similar periods ended June 30, 1995. The results for the six-month period ended June 30, 1995 benefited from nonrecurring other income of $50,244 item. Cash flow from operations for the current six-month period reflected an increase of 16%. A decrease in lease revenues was partially offset by a decrease in interest expense and to a lesser extent, property expenses. Lease revenues decreased as a result of the November 1995 restructuring of the Gibson Greetings, Inc. ("Gibson") lease which included the severing of a property from the Gibson master lease and leasing of the severed property to Cleo, Inc. ("Cleo"). As more fully described on the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, operating cash flow was not significantly changed by the restructuring which included paying off the Gibson mortgage loan.
     In addition, the Partnership was able to benefit from the restructuring by being able to extend the lease term beyond 2002, the original expiration of the initial term of the Gibson lease. In addition to paying off the Gibson loan, the payoff of three other mortgages in the first quarter of 1995 and the continuing amortization of other mortgage loans contributed to the decrease in interest expense. As a result of the refinancing of the Unisource Worldwide, Inc. ("Unisource") property mortgage loan, interest expense is expected to further decrease, and, solely as a result of the refinancing, annual cash flow will increase by $305,000. In addition, if the lease agreement with Excel Telecommunications, Inc. ("Excel") for the Partnership's vacant property in Reno, Nevada is executed, annual revenues would be expected to increase by $208,000 at such time as the property is ready for occupancy by the lessee. Because the Excel rents will not commence until retrofitting of the new facility is completed, the effect on 1996 cash flow is not expected to be significant.


     Financial Condition:
     -------------------

        Although there has been no material change in the Partnership's financial condition since December 31, 1995, the Partnership's cash position has increased by approximately $400,000. Cash flow from operating activities of $1,385,000 was sufficient to pay quarterly distributions to partners of $775,000 and scheduled principal payment installments of $519,000. In addition, the Partnership was able to pay a special distribution of $824,000 ($15 per Limited Partnership Unit) in April 1996. The special distribution was funded by increasing the Partnership's note payable to an affiliate by $1,000,000. The note payable was paid off using the excess proceeds obtained on the refinancing of the Unisource mortgage loan. As a result of the improved credit rating of Unisource, a subsidiary of Alco Standard Corporation, the Partnership was able to pay a matured loan of $5,540,000 and obtain $7,000,000 of new limited recourse mortgage financing while substantially reducing annual debt service on the Unisource property. Currently, the Partnership has two mortgage loans outstanding; the Unisource loan which will fully amortize in 2010 and the mortgage loan on the PreFinish Metals Incorporated property which will fully amortize in July 1998. Accordingly, the Partnership has significant borrowing capacity; however, it currently has no plans to mortgage or finance any of its unleveraged properties. The Partnership is committed to fund approximately $550,000 of improvements at the Reno property to enable Excel to retrofit the facility to its specifications. The Partnership currently intends to fund this commitment from its cash reserves.

        The Partnership is currently pursuing its remedies against Sports & Recreation, Inc. ("Sports & Recreation") due to Sports & Recreation's default under its lease for a property in Moorestown, New Jersey. Although Sports & Recreation has offered a cash settlement to terminate the lease, the Partnership has rejected such offer as inadequate and has proposed a counter-offer to Sports & Recreation. There is no assurance that this dispute will be resolved soon.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)  Exhibits:

               None

          (b)  Reports on Form 8-K:

               During the quarter ended June 30, 1996, the Partnership was not required to file any reports on Form 8-K.

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

                                        CORPORATE PROPERTY ASSOCIATES 2
                                        (a California limited partnership)

                                        By:  W.P. CAREY & CO., INC.


          8/8/96                        By:     /s/ Claude Fernandez
      -------------                        ----------------------------------
           Date                            Claude Fernandez
                                           Executive Vice President and
                                           Chief Administrative Officer
                                           (Principal Financial Officer)



          8/8/96                        By:     /s/ Michael D. Roberts
      -------------                        -----------------------------------
           Date                            Michael D. Roberts
                                           First Vice President and Controller
                                           (Principal Accounting Officer)