Form 10-Q
period 1996-09-30
CORPORATE PROPERTY ASSOCIATES 2
filed 1996-11-08
CIK 312918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1996
                               -------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ---------------------

Commission file number                         0-9727
                      ---------------------------------------------------------

                       CORPORATE PROPERTY  ASSOCIATES 2
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        CALIFORNIA                                    13-3022196
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                       10020
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                (212)  492-1100
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                [X]Yes  [_]No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                [_]Yes  [_]No

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)



                                     INDEX




                                                                        Page No.
PART I                                                                  -------
------

Item 1. - Financial Information*

           Balance Sheets, December 31, 1995 and September 30, 1996        2

           Statements of Income for the three and nine months ended
           September 30, 1995 and 1996                                     3

           Statements of Cash Flows for the nine months ended
           September 30, 1995 and 1996                                     4

           Notes to Financial Statements                                 5-6

Item 2. - Management's Discussion of Operations                            7



PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                                 8

Signatures                                                                 9



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)

                                    PART I
                                    ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                BALANCE SHEETS


                                                  December 31,   September 30,
                                                      1995            1996
                                                  ------------   -------------
                                                     (Note)       (Unaudited)
     ASSETS:

Land and buildings, net of
     accumulated depreciation of
     $5,351,359 at December 31, 1995 and           $12,054,587     $11,684,963
     $5,725,983 at September 30, 1996
Net investment in direct
     financing leases                               20,060,127      20,206,724
Cash and cash equivalents                              577,506       1,106,450
Accrued interest and  rents receivable                 348,201         375,582
Other assets                                            82,862         177,884
                                                   -----------     -----------
     Total assets                                  $33,123,283     $33,551,603
                                                   ===========     ===========
LIABILITIES:

Mortgage notes payable                             $ 7,262,720     $ 7,998,320
Note payable to affiliate                              250,000
Accrued interest payable                               109,632          70,161
Accounts payable and accrued expenses                   74,884          88,475
Prepaid rental income and security deposits            282,800         296,694
Accounts payable to affiliates                          57,263          72,703
                                                   -----------    ------------
     Total liabilities                               8,037,299       8,526,353
                                                   ===========    ============
     PARTNERS' CAPITAL:

General Partners                                       196,888         204,516

Limited Partners (54,900 Limited Partnership
     Units issued and outstanding)                  24,889,096      24,820,734
                                                   -----------   -------------

     Total partners' capital                        25,085,984      25,025,250
                                                   -----------   -------------
     Total liabilities and
       partners' capital                           $33,123,283     $33,551,603
                                                   ===========   =============

The accompanying notes are an integral part of the financial statements.

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)


                       STATEMENTS OF INCOME (UNAUDITED)



                                       Three Months Ended                      Nine Months Ended
                                September 30, 1995  September 30, 1996  September 30, 1995 September 30, 1996
                                ------------------  ------------------  ------------------ ------------------
Revenues:
Rental income from
operating leases                  $  441,454          $  481,484          $1,281,476         $1,357,546
Interest from direct
financing leases                     818,112             671,944           2,450,670          2,014,179
Other interest income                 45,242              12,500             146,132             32,368
Other income                                                                  50,244
                                  ----------          ----------          ----------         ----------
                                   1,304,808           1,165,928           3,928,522          3,404,093
                                  ----------          ----------          ----------         ----------

Expenses:
Interest                             347,376             121,273           1,088,585            578,263
Depreciation                         129,245             124,695             394,207            374,624
General and administrative            89,513              71,294             223,477            232,913
Property expense                      46,898             146,591             304,992            322,928
Amortization                           4,299               1,786              12,896              5,062
                                  ----------          ----------          ----------         ----------
                                     617,331             465,639           2,024,157          1,513,790
                                  ----------          ----------          ----------         ----------


Net income                        $  687,477          $  700,289          $1,904,365         $1,890,303
                                  ==========          ==========          ==========         ==========

Net income allocated
  to General Partners             $    6,875          $    7,003          $   19,044         $   18,903
                                  ==========          ==========          ==========         ==========

Net income allocated
  to Limited Partners             $  680,602          $  693,286          $1,885,321         $1,871,400
                                  ==========          ==========          ==========         ==========

Net income per Unit:
  (55,000 and 54,900
  Limited Partnership
  Units at September 30,
  1995 and 1996)                     $12.38              $12.63              $34.28             $34.09
                                     ======              ======              ======             ======


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)


                     STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                         1995         1996
                                                         ----         ----
Cash flows from operating activities:
     Net income                                       $1,904,365    $1,890,303
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                     407,103       379,686
       Interest income on direct financing leases
        less than scheduled rents                        (17,626)     (146,597)
       Net change in operating assets and liabilities   (284,445)      (51,687)
                                                      ----------   -----------
        Net cash provided by operating activities      2,009,397     2,071,705
                                                      ----------   -----------
Cash flows from investing activities:
     Additional capitalized costs                         (6,850)       (5,000)
                                                      ----------   -----------
        Net cash used in investing activities             (6,850)       (5,000)
                                                      ----------   -----------

Cash flows from financing activities:

     Distributions to partners                        (1,111,667)   (1,951,037)
     Proceeds from note payable to affiliate                         1,000,000
     Payments of note payable to affiliate                          (1,250,000)
     Retirement of Limited Partner Units                 (29,042)
     Proceeds from mortgage note payable                             7,000,000
     Prepayment of mortgage notes payable               (852,003)   (5,539,072)
     Payments on mortgage principal                   (1,149,437)     (725,328)
     Deferred financing costs                                          (72,324)
                                                      ----------   -----------

       Net cash used in financing activities          (3,142,149)   (1,537,761)
                                                      ----------   -----------

     Net (decrease) increase in
       cash and cash equivalents                      (1,139,602)      528,944


     Cash and cash equivalents, beginning of period    4,185,923       577,506
                                                      ----------   -----------

     Cash and cash equivalents, end of period        $ 3,046,321   $ 1,106,450
                                                     ===========   ===========

Supplemental disclosure of cash flows information:

         Interest paid                               $ 1,106,599   $   620,515
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

Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the nine months ended September 30, 1996 are summarized as follows:

                                                                   Per Limited
Quarter Ended                General Partners  Limited Partners   Partner Unit
--------------               ----------------  ----------------   --------------

December 31, 1995                 $3,856          $381,700           $ 6.94
                                  ======          ========           ======
March 31, 1996                    $3,898          $385,947           $ 7.03
                                  ======          ========           ======
June 30, 1996                     $3,521          $348,615           $ 6.35
                                  ======          ========           ======
Special Distribution:
  April 1996                                      $823,500           $15.00
                                                  ========           ======

A distribution of $6.36 per Limited Partner Unit for the quarter ended September 30, 1996 was declared and paid in October 1996.



Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred management fees of $24,534 and $55,730, respectively, and general and administrative expense reimbursements of $12,779 and $39,735, respectively, payable to an affiliate. For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred management fees of $33,156 and $74,174, respectively, and general and administrative expense reimbursements of $12,042 and $38,770, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1995 and 1996 were $39,735 and $35,916, respectively.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------
     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the nine-month periods ended September 30, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                          1995           %          1996      %
                                          ----          ---         ----     ---

     Unisource Worldwide, Inc.         $  987,506        27%      $987,506   29%
     Pre Finish Metals Incorporated       703,178        18        718,326   21
     Gibson Greetings, Inc.             1,385,784        37        617,068   18
     Cleo, Inc.                                                    322,254   10
     AT&T                                 221,768         6        220,016    7
     New Valley Corporation               177,906         5        177,625    5
     Maybelline Products Co., Inc.        104,000         3        117,000    4
     Other                                152,004         4        127,930    4
     B&G Contract Packaging, Inc.                                   84,000    2
                                       ----------       ---     ----------  ---
                                       $3,732,146       100%    $3,371,725  100%
                                       ==========       ===     ==========  ===

     Note 5.  Property in Reno, Nevada:
              ------------------------
     The Partnership and Corporate Property Associates 3 ("CPA(R):3"), an affiliate, own a property in Reno, Nevada as tenants-in-common with 39% and 61% interests, respectively. The property has been vacant since December 1994 when a lease with New Valley Corporation was terminated pursuant to an order of the bankruptcy court. On August 28, 1996, the Partnership and CPA(R):3 entered into a net lease agreement for the Reno property with Excel Teleservices, Inc. ("Excel"). The lease obligations of Excel have been guaranteed by its parent company, Excel Communications, Inc.

     Under the lease, the Partnership and CPA(R):3 are obligated to fund an allowance for tenant improvements to the facility of up to $1,341,600. In addition, the lease requires the Partnership and CPA(R):3 to repair and/or replace the HVAC system and roof; such repair costs are estimated to amount to $228,000. The Partnership's share of allowance and repair costs amounts to approximately $612,000.

     The initial lease term of ten years will commence at the earlier of December 26, 1996 or the date on which Excel commences operations at the facility. Rent will be $532,800 during the first five years and increase to $580,800 for the remainder of the initial term (of which the Partnership's share will be $207,800 and $226,600, respectively). The lease also provides Excel with two five-year renewal options with the rent during such renewal terms based on the then prevailing market rate. Excel has the right to terminate the lease at the end of the sixth lease year.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------


     Results of Operations:
     ---------------------

     Excluding the effect of a $50,000 nonrecurring item included in other income in 1995, income for the three and nine-month periods ended September 30, 1996 increased by 2% as compared with income for the same periods ended September 30, 1995. Decreases in lease revenues were offset by decreases in interest expense. Lease revenues decreased as the result of the November 1995 restructuring of the Partnership's lease with Gibson Greetings, Inc. ("Gibson"). As more fully described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, in agreeing to the restructuring, the Partnership received a substantial lump sum payment in consideration for severing one of the properties from the lease and entering into a lease with Cleo, Inc. ("Cleo") for such severed property and modifying the existing lease with Gibson. Although overall rentals from the Gibson and Cleo properties were reduced after executing the new agreements, cash from the lump sum payment was used to retire all outstanding mortgage debt on the Gibson and Cleo properties. Retiring the mortgage debt has allowed cash flow from the Gibson and Cleo properties (rent received less any debt service on the properties) to remain stable. The decrease in interest expense is due to the payoff of the debt on the Gibson and Cleo properties at the time of the restructuring, the payoff of three other mortgage loans in the first quarter of 1996 and the benefit from refinancing an existing mortgage loan on the Partnership's property leased to Unisource Worldwide, Inc. ("Unisource"), at a lower rate of interest, in June 1996. Solely as a result of the Unisource financing, annual cash flow will increase by $305,000.


     Financial Condition:
     -------------------

     Although there has been no material change in the Partnership's financial condition since December 31, 1995, the Partnership's cash position has increased by $578,000 to $1,106,000. The Partnership's cash flow from operations of $2,072,000 was sufficient to pay scheduled mortgage principal installments of $725,000 and quarterly distributions of $1,128,000. In addition, the Partnership paid a special distribution to limited partners of $823,500 ($15 per Limited Partnership Unit). The Partnership refinanced an existing loan on the Unisource property and used a portion of the excess proceeds to pay off the balance of $1,250,000 due to the Corporate General Partner which had been used, in part, to fund the special distribution to partners. Because of the lower interest rate obtained on refinancing of the Unisource property mortgage loan, annual debt service has decreased in spite of an increase in the outstanding principal balance on the Unisource property mortgage loan to $7,000,000 from $5,539,000.

     With the increase in the Partnership's cash position, the Partnership should have sufficient cash reserves to fully fund its $612,000 share of capital costs required under the Excel Teleservices, Inc. ("Excel") lease. The Partnership's annual cash flow will increase by $208,000 when Excel commences paying rent. The Partnership received $30,000 during the third quarter for its share of rents from Sports & Recreation, Inc. ("Sports & Recreation") for the Moorestown, New Jersey property and has received all subsequent rents. Sports & Recreation had been in the process of renovating the Moorestown property, but has decided not to occupy the property. The Partnership and Sports & Recreation previously engaged in discussions regarding a settlement of the lease obligation, and the Partnership would consider new settlement proposals. The Partnership's lease with Maybelline Products Co., Inc. for 50% of the leaseable space at the warehouse facility in Maumelle, Arkansas expires on December 31, 1996. An extension is being negotiated which will allow Maybelline to terminate the lease at any time upon 90 days notice. Annual rent from the Maybelline lease is $156,000.

     The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)



                                    PART II
                                    -------


     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

          During the quarter ended September 30, 1996, the Partnership was not required to file any reports on Form 8-K.

                        CORPORATE PROPERTY ASSOCIATES 2
                      (a California limited partnership)



                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CORPORATE PROPERTY ASSOCIATES 2
                        (a California limited partnership)

                        By:  W.P. Carey & Co., Inc.


     11/8/96            By:     /s/ Claude Fernandez
    ---------                   ------------------------------------
       Date                     Claude Fernandez
                                Executive Vice President and
                                Chief Administrative Officer
                                (Principal Financial Officer)


      11/8/96           By:     /s/ Michael D. Roberts
    ----------                  -------------------------------------
       Date                     Michael D. Roberts
                                First Vice President and Controller
                                (Principal Accounting Officer)