Form 10-K405
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 2
filed 1997-04-03
CIK 312918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended                  DECEMBER 31, 1996
                               -------------------------------------------------

                                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                 0-9727
                      ----------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 2
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       CALIFORNIA                                                              13-3022196
------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                                       10020
------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                   (Zip Code)

Registrant's telephone number, including area code                                      (212) 492-1100
                                                   ---------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered

               NONE                                       NONE
-------------------------------       ------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                              LIMITED PARTNERSHIP UNITS
--------------------------------------------------------------------------------
                               (Title of Class)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [X]


  Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     PART I
                                     ------


Item 1.  Business.
         ---------


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

          For the year ended December 31, 1996, revenues from properties occupied by tenants which accounted for 10% or more of operating revenue were as follows: Unisource Worldwide, Inc. ("Unisource"), 29%; Pre Finish, Metals, Inc. ("Pre Finish"), 21%; Gibson Greetings, Inc., 18%; and Cleo, Inc., 10%. No other property owned by Registrant accounted for 10% or more of its total operating revenues during 1996. See Note 9 to the Financial Statements in Item 8. Unisource and Materials Sciences Corporation ("MSC") guarantor of Pre Finish's lease obligations are publicly traded companies. For the fiscal year ended September 30, 1996, Unisource's audited financial statement reported revenues of $7,022,808,000, net income of $59,998,000, total assets of $2,191,714,000 and shareholders' equity of $935,501,000. MSC's audited financial statements for the year ended February 28,1996 reported net sales of $236,150,000, net income of $11,979,000, total assets of $202,115,000 and shareholders' equity of $121,708,000.

          All of Registrant's real estate properties are leased to corporate tenants under net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance for its leased properties and primary property and liability for its property in Maumelle, Arkansas which is reimbursed by tenants. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair properties and settle liabilities.

          As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data (i.e. expenses) reportable on Registrant's leased properties. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index. Registrant's leases have initial lease terms which generally end between 2001 and 2013 with such leases providing for multiple renewal terms of generally five or ten years. Registrant's leases with Pre Finish, Unisource, Gibson and Cleo include purchase options which provide for purchase of leased properties exercisable at the greater of fair market value, as defined in the lease, or a stated amount. No purchase options are exercisable until June 1998.

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

          Registrant's strategy in acquiring long-term real estate investments which are not greatly impacted by current competitive conditions has been effective for leases with AT&T Corporation, Gibson, Pre Finish, Unisource and Cleo which are not scheduled to expire until after the year 2000.

          In April 1996, B&G Contract Packaging, Inc. ("B&G") net leased 50% of the available space at Registrant's distribution property in Maumelle through December 31, 1997 with two two-year renewal terms at B&G's option. Due to the short-term nature of the leases at this property, Registrant's rents are based on the competitive rates for this property.

          In June 1996, Registrant paid off an existing mortgage loan of $5,539,072 collateralized by Registrant's property leased to Unisource and obtained new mortgage financing for the property. The new loan of $7,000,000 provides for quarterly installments of principal and interest of $202,000 at annual interest rate of 7.24% and fully amortizes in February 2010.

          In August 1996, Registrant entered into a lease agreement for its Reno, Nevada property with a wholly-owned subsidiary of Excel Telecommunications, Inc ("Excel"), with such lease obligations unconditionally guaranteed by Excel. The initial lease term commenced in December 1996 with Registrant's share of annual rents of approximately $209,000. The lease provides Excel the right to terminate the lease at the end of the sixth lease year.

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

Item 2.  Properties.
         -----------

          Registrant's properties are as follows:


     LEASE                                                          TYPE OF OWNERSHIP
    OBLIGOR              TYPE OF PROPERTY          LOCATION             INTEREST
--------------------  -----------------------  -----------------  ---------------------

GIBSON GREETINGS,     Land and Manufacturing   Cincinnati,        Ownership of a 28.5%
INC.                  Warehouse Buildings      Ohio and           interest in land and
                      - 2 locations            Berea, Kentucky    buildings

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

UNISOURCE             Land and Office/         City of Commerce,  Ownership of land
WORLDWIDE,            Warehouse/Distri-        California         and building (1)
INC.                  bution Center

NEW VALLEY            Land and                 Bridgeton,         Ownership of an
CORPORATION           Centralized              Missouri           approximate 39%
                      Telephone Bureau                            interest in land
                                                                  and buildings

SPORTS &              Land and                 Moorestown,        Ownership of an
RECREATION,           Building                 New Jersey         approximate 39%
INC.                                                              interest in land
                                                                  and buildings

AT&T CORPORATION      Land and a               Bridgeton,         Ownership of an
                      Computer Center          Missouri           approximate 39%
                                                                  interest in land
                                                                  and building

EXCEL TELE-           Land and                 Reno,              Ownership of an
COMMUNICATIONS,       Building                 Nevada             approximate 39%
INC.                                                              interest in land
                                                                  and buildings

PRE FINISH METALS     Land and Warehouse/      Walbridge, Ohio    Ownership of a 40%
INCORPORATED          Manufacturing Plant                         interest in land
                                                                  and building (1)

MAYBELLINE            Land and Warehouse/      Maumelle,          Ownership of land
PRODUCTS CO., INC.    Distribution Center      Arkansas           and building
AND B&G CONTRACT
PACKAGING, INC.

WEXLER AND WEXLER     Land and Retail          New Orleans,       Ownership of land
                      Stores                   LA                 and building

A. JONES              Land and Retail          Greensboro, North  0wnership of land
                      Stores                   Carolina           and building

COLOR TILE, INC.      Land and Retail Store    Canton, Ohio       Ownership of land
and KINKOS            (on adjacent sites)                         and building
OF OHIO, INC.


(1)  These properties are encumbered by mortgage notes payable.

          The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                             Registrant's
                                Share                       Current       Lease
Lease                         of Current         Square     Rent Per   Expiration   Renewal      Ownership
Obligor                      Annual Rents        Footage   Sq.Ft.(1)   (Mo./Year)    Terms       Interest
-----------                  ------------       ---------  ----------  -----------  -------  -----------------

Gibson                         $  733,429       1,194,840     2.59        04/2010   YES      28.5% interest as
Greetings,                                                                                   tenant-in-common;
Inc.                                                                                         remaining interest
                                                                                             owned by Corporate
                                                                                             Property Associates
                                                                                             3 ("CPA(R):3")

Cleo, Inc.                        345,600       1,006,566     1.49        12/2005   YES      28.5% interest
                                                                                             as tenant-in-common;
                                                                                             remaining interest
                                                                                             owed by CPA(R):3

Unisource                       1,292,800         411,579     3.14        04/2010   YES      100%
Worldwide,
Inc.

New Valley                        240,684          78,080     7.86        11/2001   YES      39% interest;
Corporation                                                                                  as tenant-in-common,
                                                                                             remaining interest
                                                                                             owned by CPA(R):3

AT&T                              292,588          55,810    13.37        11/2001   YES      39% INTEREST;
Corporation                                                                                  as tenant-in-common,
                                                                                             remaining interest
                                                                                             owned by CPA(R):3

Pre Finish                        967,599  (3)    313,704     7.72        06/2003   YES      40% INTEREST;
Metals                                                                                       as tenant-in-common,
Incorporated                                                                                 remaining interest
                                                                                             owned by Corporate
                                                                                             Property Associates

Sports &                          121,000          74,066     4.17        05/2012   YES      39% interest;
Recreation,                                                                                  as tenant-in-common
Inc.                                                                                         interest owed by CPA(R):3

Excel Tele-                       208,966          53,158    10.02        12/2002   YES      39% INTEREST;
commun-                                                                                      as tenant-in-common,
ications, Inc.                                                                               remaining interest
                                                                                             owned by CPA(R):3

                                  Terms of
Lease                             Purchase                    Gross
Obligor                            Option                   Costs (2)
-----------                     ------------               ------------

Gibson                          Fair market value as       $ 3,799,587
Greetings,                      encumbered by the lease.
Inc.

Cleo, Inc.                      The greater of fair          3,242,269
                                market value or
                                $4,275,000. Fair
                                market value is capped
                                at $4,631,250.

Unisource                       The greater of              11,572,179
Worldwide,                      fair market
Inc.                            value of the
                                property or
                                $10,744,680.

New Valley                      N/A                          2,310,649
Corporation

AT&T                            N/A                          2,909,846
Corporation

Pre Finish                      The greater of               6,875,982
Metals                          fair market
Incorporated                    value of the
                                property or
                                $5,248,817 plus
                                2 1/2% thereof per
                                annum, not compounded,
                                from 12/9/80 to the
                                closing date.

Sports &                        N/A                          1,160,000
Recreation,
Inc.

Excel Tele-                     N/A                          1,490,808
commun-
ications, Inc.


(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.
(2) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.
(3) Partnership's share of equity rent of $329,422 plus variable debt rent.

          The material terms on the mortgage debt of Registrant's properties are summarized in the following table:

                                      Mortgage
                    Annual Interest   Balance    Annual Debt    Maturity   Estimated Payment
    Lease Obligor        Rate         12/31/96     Service        Date     Due at Maturity      Prepayment Provisions
-----------------   ---------------   --------   -----------    ---------  -----------------    ---------------------

Unisource
Worldwide, Inc.           7.24       $6,847,993    $808,088      2/1/2010          (3)          NO PREMIUM FOR PREPAYMENT IN FULL
                                                                                                OR IN PART (MINIMUM OF $100,000).
Pre Finish Metals
 Incorporated             9.00 (1)      939,068     636,851 (2)  07/01/98          (3)          NO PREMIUM FOR PREPAYMENT IN FULL
                                                                                                OR IN PART (MINIMUM OF $500,000).

(1) Variable rate indexed to lender's prime rate.
(2) Estimate based on current interest rates.
(3) Fully amortizing.



Item 3.  Legal Proceedings.
         ------------------

          On April 1, 1993, New Valley Corporation, ("New Valley"), a tenant of a property owned by Registrant and formerly a tenant of two other of Registrant's properties, filed a petition of voluntary bankruptcy seeking reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with the filings, Registrant and Corporate Property Associates 3, which together own the properties as tenants-in-common, filed a bankruptcy claim in the amount of $6,766,904. New Valley is contesting the claims and Registrant and New Valley are now in litigation regarding this claim. The matter is expected to go to trial in May of 1997. No prediction regarding the outcome of this litigation can be made at this time.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          No matter was submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders, through the solicitation of proxies or otherwise.



                                    Part II
                                    -------



Item 5. Market for Registrant's Common Equity and Related
        -------------------------------------------------
        Stockholder Matters.
        --------------------


          Information with respect to Registrant's common equity is hereby incorporated by reference to page 22 of Registrant's Annual Report contained in Appendix A.


Item 6.  Selected Financial Data.
         ------------------------

          Selected Financial Data are hereby incorporated by reference to page 2 of Registrant's Annual Report contained in Appendix A.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

          Management's Discussion and Analysis are hereby incorporated by reference to pages 3 to 5 of Registrant's Annual Report contained in Appendix A.



Item 8.  Consolidated Financial Statements and Supplementary Data.
         ---------------------------------------------------------

          The following financial statements and supplementary data are hereby incorporated by reference to pages 6 to 17 of Registrant's Annual Report contained in Appendix A.

      (i) Report of Independent Accountants.
     (ii) Consolidated Balance Sheets as of December 31, 1995 and 1996.
    (iii) Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996.
     (iv) Consolidated Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.
      (v) Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.
     (vi) Notes to Consolidated Financial Statements.


Item 9.  Disagreements on Accounting and Financial Disclosure.
         -----------------------------------------------------

          NONE

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------


          Registrant has no officers or directors. The directors and executive officers of the Corporate General Partner are as follows:

                                                                            Has Served as a
                                                                            Director and/or
Name                        Age         Positions Held                      Officer Since (1)
----                        ---         --------------                      -----------------
William Polk Carey           66    Chairman of the Board                             8/79
                                   Director
Francis J. Carey             71    President                                         8/79
                                   Director
George E. Stoddard           80    Chairman of the Investment Committee              8/79
                                   Director
Madelon DeVoe Talley         65    Vice Chairman of the Board                        4/86
                                   Director
Lawrence R. Klein            76    Chairman of the Economic Policy                   4/84
                                   Committee
                                   Director
Barclay G. Jones III         36    Executive Vice President                          8/82
                                   Director
Claude Fernandez             44    Executive Vice President                          3/83
                                   Chief Administrative Officer
H. Augustus Carey            39    Senior Vice President                             8/88
Anthony S. Mohl              34    Senior Vice President                             9/87
John J. Park                 32    Senior Vice President                             7/91
                                   Treasurer
Michael D. Roberts           45    First Vice President                              4/89
                                   Controller



(1) Each officer and director of the Corporate General Partner will hold office until the next annual meeting of the Board of Directors and thereafter until his successor shall have been elected and shall have qualified or until his prior death, resignation or removal.



          William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

          A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

          William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.


          Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania. Mr. Carey is also a Director of CPA(R):10 and CIP(TM).


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


          Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and a Trustee of the New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Mrs. Talley was also a former Governor of the N.A.S.D. and a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International and Public Affairs at Columbia University.


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


          Barclay G. Jones III, Executive Vice President, Managing Director, and head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

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

          H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England.
He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

          Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey & Co., in 1987 as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

          John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

          Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand for over 8 years, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. in sociology from Brandeis University and an M.B.A. from Northeastern University.


Item 11.  Executive Compensation.
          -----------------------

          Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 9/10th of 1% of Distributable Cash From Operations is payable to the Corporate General Partner and 1/10 of 1% of Distributable Cash From Operations, as defined, is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $13,322 and $1,480, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1996. As owner of 200 Limited Partnership Units, the Corporate General Partner received cash distributions of $5,336 during the year ended December 31, 1996. See Item 7 for the net income allocated to the General Partners under the Agreement.
Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner or any other affiliate of Registrant during the year ended December 31, 1996. Although Registrant is authorized to pay the Individual General Partner a fee of up to $15,000 in any year beginning after December 31, 1978, no fee will be paid so long as Mr. Carey is the Individual General Partner and no fee may be paid to any successor Individual General Partner appointed by Mr. Carey pursuant to the Agreement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

          As of December 31, 1996, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units of Registrant.

          The following table sets forth as of March 15, 1997 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                  Number of Units
                              Name of              and Nature of         Percent
Title of Class            Beneficial Owner     Beneficial Ownership (1)  of Class
---------------------  ----------------------  ------------------------  ---------

Limited
  Partnership Units    William Polk Carey (1)              210  UNITS         .38%
                       Francis J. Carey
                       George E. Stoddard
                       Madelon DeVoe Talley
                       Barclay G. Jones III
                       Lawrence R. Klein
                       Claude Fernandez
                       H. Augustus Carey                    20                .04
                       Anthony S. Mohl
                       John J. Park
                       Michael D. Roberts                  ---                ----

All executive officers
and directors as a
group (11 persons)                                         230  units          .42%
                                                           ===                ====


(1) As of March 15, 1997, the Corporate General Partner, W. P. Carey & Co., Inc., owned 200 Limited Partnership Units of Registrant. William Polk Carey, the sole shareholder of the Corporate General Partner, is the beneficial owner of these Units.


          There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.



Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

          For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack, Senior Vice President and Secretary of the Corporate General Partner and certain of its affiliates, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

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

                                    PART IV
                                    -------



Item 14.  Exhibits, Financial Statement Schedules and Reports on
          ------------------------------------------------------
          Form 8-K
          --------



  (a)     1.  Consolidated Financial Statements:
              ----------------------------------

          The following consolidated financial statements are filed as a part of this Report:

  Report of Independent Accountants.

  Consolidated Balance Sheets, December 31, 1995 and 1996.

  Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996.

  Consolidated Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.

  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

  Notes to Consolidated Financial Statements.



  The financial statements are hereby incorporated by reference to pages 6 to 17 of Registrant's Annual Report contained in Appendix A.



  (a)     2.  Financial Statement Schedule:
              -----------------------------

          The following schedule is filed as a part of this Report:

  Schedule III - Real Estate and Accumulated Depreciation as of December 31,
  1996.

  Notes to Schedule III.


  Schedule III and notes thereto are hereby incorporated by reference to pages 18 to 19 of Registrant's Annual Report contained in Appendix A.



          Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

  (a)  3. Exhibits:
          ---------

          The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                          Method of
 No.                   Description                                Filing
-------                -----------                        -----------------------

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

  4.42     Letter Agreement dated June 26, 1986           Exhibit 4.8 to Form 8-K
           among Creditanstalt, as Lender, and            dated July 14, 1986
           MSC and PFM.

  4.43     Joint Tenancy Agreement dated                  Exhibit 4.9 to Form 8-K
           May 30, 1986 between Registrant and CPA(R):1.  dated July 14, 1986

Exhibit                                                             Method of
 No.                   Description                                   Filing
-------                -----------                         ---------------------------

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
                                                           CPA(R):3

Exhibit                                                        Method of
 No.                   Description                             Filing
-------                -----------                     --------------------------

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
                                                       CPA(R):3

Exhibit                                                               Method of
 No.                   Description                                     Filing
-------                -----------                       -----------------------------------

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

   10.30    Lease Guaranty dated as of May 30,           Exhibit 10.5 to Form 8-K
            1986 from MSC to Registrant and              dated July 14, 1986
            CPA(R):1 and Creditanstalt.

   10.31    Sublease dated as of May 30, 1986            Exhibit 10.6 to Form 8-K
            between PFM and Walbridge Coatings           dated July 14, 1986
            ("Walbridge").

   10.32    Memorandum of Sublease dated as of           Exhibit 10.7 to Form 8-K
            May 30, 1986 by and between PFM and          dated July 14, 1986
            Walbridge.

   10.33    Letter of Agreement dated November 24, 1992  Exhibit 10.1 to Form 8-K
            between Registrant and Heekin Can, Inc.      dated December 10, 1992

   10.34    Lease Agreement dated November 15, 1995      Exhibit 10.34 to Form 10-K
            by and between Registrant and CPA(R):3, as   dated April 8, 1996
            Landlord, and Cleo, Inc., as Tenant.

Exhibit                                                                Method of
 No.                   Description                                     Filing
-------                -----------                             --------------------------

   10.35    Lease Amendment Agreement dated November 15, 1995  Exhibit 10.35 to Form 10-K
            by and between Registrant and CPA(R):3, as         dated April 8, 1996
            Landlord, and Gibson Greetings, Inc., as Tenant.

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





  (b)     Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

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


    4/3/97         BY:    /s/ Claude Fernandez
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


               BY:  W. P. CAREY & CO., INC.

                    William P. Carey
                    Chairman of the Board
                    and Director
                    (Principal Executive Officer)

                    Francis J. Carey
                    President and Director

                    George E. Stoddard             BY:  /s/ George E. Stoddard
                                                       -----------------------
                    Chairman of the Investment         George E. Stoddard
                    Committee and Director             Attorney in fact
                                                       April 3, 1997
                    Dr. Lawrence R. Klein
                    Chairman of the Economic Policy
                    Committee and Director

                    Madelon DeVoe Talley
                    Vice Chairman of the Board of

    4/3/97          BY:    /s/ Claude Fernandez
 --------------           -----------------------------
     Date                 Claude Fernandez
                          Executive Vice President and
                          Chief Administrative Officer
                          (Principal Financial Officer)

    4/3/97          BY:    /s/ Michael D. Roberts
 --------------           ------------------------------
     Date                 Michael D. Roberts
                          First Vice President and Controller
                          (Principal Accounting Officer)

                            APPENDIX A TO FORM 10-K



                        CORPORATE PROPERTY ASSOCIATES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES



                                    1996 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------


(In thousands except per unit amounts)

                                       1992     1993     1994     1995     1996
                                      -------  -------  -------  -------  -------
OPERATING DATA:

Revenues                               $9,764  $ 6,666   $5,161   $5,186   $4,591

Income before
 extraordinary item (1)                 4,967   10,711    1,732    2,596    2,625

Income before extraordinary
 item allocated:
   To General Partners                     50      107       17       26       26
   To Limited Partners                  4,917   10,604    1,715    2,570    2,599
   Per unit                             89.40   192.80    31.18    46.75    47.33

Distributions attributable (2)(3):
   To General Partners                     39       21       15       15       14
   To Limited Partners                  3,873   16,352    1,447    1,495    2,256
   Per unit                             70.42   297.31    26.31    27.19    41.11

Payment of mortgage
 principal (4)                          1,985    1,675    1,617    1,490      937


BALANCE SHEET DATA:

Total assets                           63,247   41,736   40,571   33,123   33,683

Long-term
obligations (5)                        28,861   15,758   13,973      939    6,891


(1) Income in 1993 includes a $7,857,000 gain on sale of properties and an extraordinary loss on extinguishment of nonrecourse debt of the disposed properties of $521,000.
(2) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.
(3) Distributions include special distributions of $260 and $15 per Limited Partnership Unit in 1993 and 1996, respectively.
(4) Represents scheduled mortgage principal amortization paid.
(5) Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


          Results of Operations
          ---------------------

          Net income for the year ended December 31, 1996 increased by $29,000 as compared with net income for the prior year. The results for 1995 include $123,000 from nonrecurring items included as other income in the accompanying financial statements. The increase in income was due to the decrease in interest expense and was partially offset by decreases in lease revenues and interest income and by an increase in property expense.

          The decrease in interest expense was due to the payoff of the debt collateralized by the Gibson Greetings, Inc. ("Gibson") properties in connection with the restructuring of the Gibson lease and the benefit from the refinancing, in June 1996, of the mortgage loan on the Partnership's property leased to Unisource Worldwide, Inc. ("Unisource") at a lower rate of interest. Solely as a result of the Unisource mortgage refinancing, annual debt service will decrease by $305,000. The decrease in lease revenues was due to the Gibson restructuring which included the severing of a property from the Gibson master lease, restating the Gibson lease and entering into a lease agreement for the severed property with Cleo, Inc. ("Cleo"). As more fully described below, the Partnership received substantial consideration in 1995 for agreeing to the restructuring. Although the combined rent from the Cleo and Gibson properties decreased as compared with rents prior to the restructuring, net cash flow from the Gibson and Cleo properties has remained stable due to the retirement of the mortgage debt on such properties. The decrease in lease revenues was partially offset by new leases for the Moorestown, New Jersey property with Sports & Recreation, Inc. ("Sports & Recreation") and a new lease with B&G Contract Packaging, Inc. for 50% of the leasable space at the Partnership's distribution facility in Maumelle, Arkansas. The increase in property expense was attributable to legal costs incurred in connection with the Partnership's pursuing its bankruptcy claim against New Valley Corporation ("New Valley") relating to New Valley's termination of leases in 1993 and 1994. The amount of any settlement with New Valley cannot be determined at this time.

          Net income for the year ended December 31, 1995 increased by $864,000 as compared with net income for 1994. Of such increase, $123,000 was due to nonrecurring items. Excluding the effects of the nonrecurring items and the $446,000 writedown of a property to net realizable value in 1994, the Partnership would have reflected an increase in income of $295,000. The increase in income, as adjusted, was due to decreases in interest and property expenses and was partially offset by a modest decrease in lease revenues. The decrease in interest expense resulted from the prepayment of three mortgage loans on properties leased or formerly leased to New Valley in the first quarter of 1995 and the prepayment of the mortgage loan on the Gibson properties in November 1995 in connection with the restructuring. The decrease in property expenses was due to the costs incurred in 1994 in connection with the Partnership's assessment of its liquidity alternatives which included environmental reviews and property valuations. Lease revenues decreased by $59,000 as the result of the restructuring of the Gibson lease in November 1995, and the termination of the New Valley lease in Reno, Nevada in December 1994. The Gibson and New Valley revenue decreases were partially offset by the leasing of the Maumelle, Arkansas distribution facility in 1995 to Maybelline Products Co. Inc. ("Maybelline") and A-Pak Packaging, Inc. ("A-Pak"). A-Pak subsequently vacated the property; however, a new lessee took occupancy of the vacated space in 1996. The substantial increase in cash flow provided from operations was primarily due to the receipt of a lump sum payment of $3,477,000 ($3,238,000, net of costs) in connection with the Gibson lease restructuring and which included the Partnership's consenting to sever a property from the lease to enable Gibson to sell its Cleo subsidiary to CSS Industries, Inc.

          Interest expense is expected to decrease as a result of the refinancing of the Unisource property mortgage loan in June 1996 and the scheduled maturity of the mortgage loan on the Pre Finish Metals, Inc. ("Pre Finish") property in June 1998. Lease revenues will benefit from a full year's revenues from the Partnership's new lease with Excel Telecommunications, Inc. ("Excel") which will provide annual rents of $208,000 and scheduled increases in May 1996 on the leases with New Valley and AT&T Corporation which will increase annual cash flow by $36,000. In addition, with the commencement of the Excel lease at the Reno, Nevada property in December 1996, the Partnership has been relieved of the carrying costs for maintenance, insurance and real estate taxes related to that property. In December 1996, Maybelline extended its lease for 50% of the leasable space at the Maumelle facility. Under the two-year extension agreement, effective

January 1997, Maybelline has the option to terminate the lease at any time with three months' notice. The Maybelline lease provides for annual rent of $156,000. Although Sports & Recreation continues to meet its rental obligation, it has decided not to occupy the property. Sports & Recreation may seek to terminate its lease on the Moorestown property; however, the Partnership will only agree to such termination in exchange for substantial consideration.

          Because of the long-term nature of the Partnership's net leases, inflation and changes in prices have not unfavorably affected the Partnership's net income or had an impact on the continuing operations of the Partnership's properties. All of the Partnership's net leases have either periodic mandated rent increases, sales overrides or periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI"), and may have caps on such CPI increases. Although increases in the CPI have been relatively moderate over the past several years, the Partnership should not be significantly impacted as several of its leases provide for stated rent increases rather than increases based on CPI formulas. Although there are indications that there may be legislation which changes the method of calculating the CPI, the Partnership cannot predict the outcome of any proposed changes relating to the CPI.

          Financial Condition
          -------------------

          All of the Partnership's properties are leased to corporate tenants under net leases which generally require the tenants to pay all operating expenses relating to the leased properties. The Partnership depends on relatively stable cash flow from its net leases to meet operating expenses, and fund quarterly distributions to partners. The Partnership's cash balances increased by $489,000 to $1,067,000.

          Cash provided from operations of $2,792,000 was sufficient to pay quarterly distributions to partners of $1,480,000 and scheduled principal payment installments of $937,000. Although cash provided from operations reflected a decrease from the prior year, cash provided from operations for the year ended December 31, 1995 included a one-time benefit of $3,238,000 received in connection with the Gibson restructuring.

          The Partnership's investing activities during 1996 consisted primarily of funding improvements at the Reno property in connection with its obligation under the Excel lease. The Partnership will fund up to $416,000 of improvements in 1997 at the Reno property under the tenant improvement obligation even though Excel has already taken occupancy of the property. The Partnership expects to fund this remaining commitment from its cash flow or by utilizing a portion of its current cash reserves.

          The Partnership's financing activities in 1996 included quarterly distributions to partners of $1,480,000, a special distribution of $824,000 and payments of scheduled mortgage principal installments of $937,000. In addition, the Partnership borrowed $7,000,000 in connection with refinancing the mortgage loan on the Unisource property at which time it paid off an existing loan of $5,539,000. The excess proceeds from the refinancing were used to pay off a $1,250,000 note obligation to an affiliate and the aforementioned special distribution. As noted, solely as a result of the refinancing, annual debt service has decreased by $305,000.

          The Partnership currently has two mortgage loans outstanding; the Unisource loan which will fully amortize in 2010 and the Pre Finish loan which will fully amortize in 1998. As a substantial number of the Partnership's properties are unleveraged, the Partnership has significant borrowing capacity. The Partnership's projected cash flows from operations are expected to be sufficient for it to meet distribution objectives and debt service requirements and the Partnership has no current plans to use its borrowing capacity.

          Pre Finish has an option to purchase its leased property between June 1998 and 2003. The option is exercisable at the greater of fair market value or $5,249,000 plus 2 1/2% per annum from December 1980 to the closing date. The mortgage loan on the Pre Finish property will fully amortize by June 30, 1998, therefore, the Partnership would not need to use any sales proceeds to pay off any mortgage debt in the event the option is exercised. Annual cash flow (rentals less debt service on the mortgage loan) from the Pre Finish property is currently $331,000. In addition, Cleo's option to purchase its property is exercisable at any time with at least six months' notice. The Partnership's share of the sales proceeds in the event the option is exercised would range between $4,275,000 and $4,631,000. Annual cash flow from the Cleo property is $355,000.

          All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. All of the Partnership's properties are currently leased to corporate tenants. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership against all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its properties, the General Partners believe that in most cases the Partnership will be entitled to reimbursement from tenants for such costs. In the event that the Partnership absorbs a portion of such costs because of a tenant's failure to fulfill its obligations (or because a property has no tenant), the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

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

          The General Partners are continuing to investigate ways to provide liquidity for limited partners on a tax-effective basis.

                       REPORT of INDEPENDENT ACCOUNTANTS



To the Partners of
 Corporate Property Associates 2
 and Subsidiaries:


          We have audited the accompanying consolidated balance sheets of Corporate Property Associates 2 (a California limited partnership) and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule included on pages 17 to 19 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Property Associates 2 (a California limited partnership) and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.



                                                /s/ Coopers & Lybrand L.L.P.
New York, New York
March 17, 1997

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1996

                                                        1995         1996
                                                     -----------  -----------
    ASSETS:
Real estate leased to others:
 Accounted for under the
   operating method:
     Land                                            $ 4,850,433  $ 4,850,433
     Buildings                                        12,555,513   12,756,321
                                                     -----------  -----------
                                                      17,405,946   17,606,754
     Accumulated depreciation                          5,351,359    5,850,679
                                                     -----------  -----------
                                                      12,054,587   11,756,075
 Net investment in direct financing leases            20,060,127   20,259,530
                                                     -----------  -----------
     Real estate leased to others                     32,114,714   32,015,605
Cash and cash equivalents                                577,506    1,066,861
Accrued interest and rents receivable, net of
 reserve for uncollected rents of $22,660 in 1995        348,201      360,786
Other assets, net of accumulated amortization of
 $83,725 in 1995 and $3,571 in 1996                       82,862      239,271
                                                     -----------  -----------

       Total assets                                  $33,123,283  $33,682,523
                                                     ===========  ===========

    LIABILITIES:
Mortgage notes payable                               $ 7,262,720  $ 7,787,061
Note payable to affiliate                                250,000
Accrued interest payable                                 109,632       75,233
Accounts payable and accrued expenses                     74,884       66,050
Accounts payable to affiliates                            57,263       63,447
Security deposits                                        282,800      283,694
                                                     -----------  -----------

       Total liabilities                               8,037,299    8,275,485
                                                     -----------  -----------

Commitments and contingencies


    PARTNERS' CAPITAL:
General Partners                                         196,888      208,334
Limited Partners (54,900 Limited Partnership
 Units issued and outstanding at
   December 31, 1995 and 1996)                        24,889,096   25,198,704
                                                     -----------  -----------
       Total partners' capital                        25,085,984   25,407,038
                                                     -----------  -----------
       Total liabilities and
        partners' capital                            $33,123,283  $33,682,523
                                                     ===========  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996

                                                    1994        1995        1996
                                                 ----------  ----------  ----------
Revenues:
 Rental income                                   $1,513,091  $1,717,457  $1,850,494
 Interest income from direct financing leases     3,437,921   3,174,996   2,688,154
 Other interest income                              186,038     170,631      46,177
 Other income                                        24,397     122,720       6,138
                                                 ----------  ----------  ----------
                                                  5,161,447   5,185,804   4,590,963
                                                 ----------  ----------  ----------
Expenses:
 Interest                                         1,593,880   1,351,797     731,843
 Depreciation                                       501,657     519,891     499,320
 General and administrative                         276,283     298,974     274,126
 Property expense                                   618,277     402,928     454,044
 Amortization                                        17,195      16,133       6,848
 Writedown to net realizable value                  445,551
                                                 ----------  ----------  ----------
                                                  3,452,843   2,589,723   1,966,181
                                                 ----------  ----------  ----------

     Income before gain on sale of real
     estate                                       1,708,604   2,596,081   2,624,782

 Gain on sale of real estate                         23,451
                                                 ----------  ----------  ----------


    Net income                                   $1,732,055  $2,596,081  $2,624,782
                                                 ==========  ==========  ==========

Net income allocated to:
 Individual General Partner                      $    1,732  $    2,596  $    2,625
                                                 ==========  ==========  ==========

 Corporate General Partner                       $   15,589  $   23,365  $   23,623
                                                 ==========  ==========  ==========

 Limited Partners                                $1,714,734  $2,570,120  $2,598,534
                                                 ==========  ==========  ==========

Net income per Unit:
 (55,000 Limited Partnership Units
 in 1994, 54,975 weighted average
 Limited Partnership Units in 1995 and
 54,900 Limited Partnership Units in 1996)           $31.18      $46.75      $47.33
                                                     ======      ======      ======


The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                  CONSOLIDATED STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996

                                             Partners' Capital Accounts
                                       -----------------------------------------------
                                                                             Limited
                                                                             Partners'
                                                    General      Limited    Amount Per
                                          Total     PARTNERS     PARTNERS    UNIT  (a)
                                          ------    --------     --------   ----------

Balance, December 31, 1993             $23,737,447   $183,113   $23,554,334     $428

Distributions                           (1,458,890)   (14,590)   (1,444,300)     (26)

Net income, 1994                         1,732,055     17,321     1,714,734       32
                                       -----------   --------   -----------     ----

Balance, December 31, 1994              24,010,612    185,844    23,824,768      434

Repurchase of Limited Partner Units        (29,042)                 (29,042)

Distributions                           (1,491,667)   (14,917)   (1,476,750)     (27)

Net income, 1995                         2,596,081     25,961     2,570,120       47
                                       -----------   --------   -----------     ----

Balance, December 31, 1995              25,085,984    196,888    24,889,096      454

Distributions                           (2,303,728)   (14,802)   (2,288,926)     (42)

Net income, 1996                         2,624,782     26,248     2,598,534       47
                                       -----------   --------   -----------     ----

Balance, December 31, 1996             $25,407,038   $208,334   $25,198,704     $459
                                       ===========   ========   ===========     ====


(a) Based on the weighted average Units issued and outstanding during all periods.



The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS of CASH FLOWS

              For the years ended December 31, 1994, 1995 and 1996

                                                         1994          1995          1996
                                                     ------------  ------------  ------------
Cash flows from operating activities:
 Net income                                          $ 1,732,055   $ 2,596,081   $ 2,624,782
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                         518,852       536,024       506,168
   Cash receipts on direct financing leases less
    than amortization of unearned income                 (15,604)      (32,043)     (199,403)
   Writedown to net realizable value                     445,551
   Restructuring fees received, net of costs                         3,237,685
   Gain on sale of real estate                           (23,451)
   Net change in operating assets and liabilities        113,132      (173,738)     (139,675)
                                                     -----------   -----------   -----------
      Net cash provided by operating
       activities                                      2,770,535     6,164,009     2,791,872
                                                     -----------   -----------   -----------


Cash flows from investing activities:
 Proceeds from sale of real estate                       124,615
 Additional capitalized costs                                           (6,851)     (200,808)
                                                     -----------   -----------   -----------
      Net cash provided by (used in)
         investing activities                            124,615        (6,851)     (200,808)
                                                     -----------   -----------   -----------

Cash flows from financing activities:
 Distributions to partners                            (1,458,890)   (1,491,667)   (2,303,728)
 Repurchase of Limited Partner Units                                   (29,042)
 Proceeds from note payable to affiliate                               250,000     1,000,000
 Payment of note payable to affiliate                                             (1,250,000)
 Payments of mortgage principal                       (1,617,464)   (1,489,763)     (936,587)
 Proceeds from mortgages                                                           7,000,000
 Prepayments of mortgage payable                                    (7,005,103)   (5,539,072)
 Deferred financing costs                                                            (72,322)
                                                     -----------   -----------   -----------
      Net cash used in
       financing activities                           (3,076,354)   (9,765,575)   (2,101,709)
                                                     -----------   -----------   -----------

      Net (decrease) increase in cash
       and cash equivalents                             (181,204)   (3,608,417)      489,355

Cash and cash equivalents, beginning of year           4,367,127     4,185,923       577,506
                                                     -----------   -----------   -----------

     Cash and cash equivalents, end of year          $ 4,185,923   $   577,506   $ 1,066,861
                                                     ===========   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies:
    -------------------------------------------

     Basis of Consolidation:
     -----------------------

      The consolidated financial statements include the accounts of Corporate
        Property Associates 2 and its wholly-owned subsidiaries (collectively, the "Partnership").


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

      The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

            Direct financing method - Leases accounted for under the direct
            -----------------------
            financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

            Operating method - Real estate is recorded at cost, revenue is
            ----------------
            recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.


      The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value.

      Substantially all of the Partnership's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.

     Depreciation:
     -------------

      Depreciation is computed using the straight-line method over the estimated useful lives of components of the particular properties, which range from 5 to 35 years.

     Cash Equivalents:
     -----------------

      The Partnership considers all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1995 and 1996 were held in the custody of two financial institutions.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



     Other Assets:
     -------------

      Included in other assets are deferred charges which are costs incurred in connection with mortgage note refinancing and are amortized on a straight-line basis over the terms of the mortgages.

     Income Taxes:
     -------------

      A partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.


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

      The Agreement provides that the General Partners are allocated 1% (1/10 of 1% to the Individual General Partner, William P. Carey, and 9/10 of 1% to the Corporate General Partner, W. P. Carey & Co., Inc. ("W.P. Carey")) and the Limited Partners are allocated 99% of the profits and losses as well as distributions of distributable cash from operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return ranging from 6% to 9% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $1,048,430 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made.




3.      Transactions with Related Parties:
        ----------------------------------

      Under the Agreement, a division of W.P. Carey is entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations (see Note 11). Property management fee in 1995 includes the effect of a lease restructuring transaction. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services, necessary to the operation of the Partnership. Property management fee and general and administrative expense reimbursements are summarized as follows:

                                            1994      1995      1996
                                          --------  --------  --------
            Property management fee       $ 57,148  $254,174  $101,644
            General and administrative
              expense reimbursements        56,265    51,138    51,394
                                          --------  --------  --------
                                          $113,413  $305,312  $153,038
                                          ========  ========  ========

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

             NOTES to CONSOLIDATION FINANCIAL STATEMENTS, Continued


      During 1994, 1995 and 1996, fees aggregating $29,657, $39,370 and
        $192,086, respectively, were incurred for legal services performed by a firm in which the Secretary of the Corporate General Partner and other affiliates is a partner.

      The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1994, 1995 and 1996 were $46,172, $51,472 and $45,007, respectively.

      In connection with a note payable to an affiliate, which was paid off in 1996, the Partnership incurred interest expense of $20,335.

      The Partnership's ownership interests in certain properties are jointly held with affiliated entities as tenants-in-common with the Partnership's ownership interests ranging from 28.5% to 40%. The Partnership accounts for its assets and liabilities relating to tenants-in-common interests on a proportional basis.


4. Real Estate Leased to Others Accounted for Under the Operating Method:
   ----------------------------------------------------------------------

      Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $1,981,000 in 1997; $1,774,000 in 1998; $1,767,000 in 1999; $1,772,000 in 2000; and
        $1,746,000 in 2001 and aggregate approximately $15,938,000 through 2012.

      Contingent rents were approximately $65,000 in 1996.


5. Net Investment in Direct Financing Leases:
   ------------------------------------------

      Net investment in direct financing leases is summarized as follows:

                                     December 31,
                               ------------------------
                                  1995         1996
                               -----------  -----------
Minimum lease payments
 receivable                    $37,321,569  $34,832,818
Unguaranteed residual value     22,700,673   22,700,673
                               -----------  -----------
                                60,022,242   57,533,491
 Less, Unearned income          39,962,115   37,273,961
                               -----------  -----------
                               $20,060,127  $20,259,530
                               ===========  ===========

      Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $2,509,000 in 1997; $2,485,000 in 1998; $2,473,000 in 1999, $2,543,000
        in 2000; and $2,708,000 in 2001 and aggregate approximately $34,833,000 through 2013.

      Contingent rents were approximately $176,000 and $149,000 in 1994 and 1995, respectively. No contingent rents were realized in 1996.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.  Mortgage Notes Payable:
    -----------------------

      The Partnership's two mortgage notes payable, both of which are limited recourse obligations, are collateralized by the assignment of leases and by real property with a carrying amount as of December 31, 1996 of approximately $18,448,000, before accumulated depreciation. As of December 31, 1996, mortgage notes payable bear interest at rates of 7.24% and 9% per annum. One mortgage note matures in 1998 and the other mortgage note matures in 2010.

      Scheduled principal payments during each of the next five years following
        December 31, 1996 and thereafter are as follows:

        Year Ending December 31,
        ------------------------

          1997                        $  895,764
          1998                           708,924
          1999                           370,390
          2000                           397,943
          2001                           427,546
          Thereafter                   4,986,494
                                      ----------
           Total                      $7,787,061
                                      ==========

      Interest paid was $1,605,141, $1,422,223 and $769,023 in 1994, 1995 and
        1996, respectively.



7.  Distributions to Partners:
    --------------------------

      Distributions are declared and paid to partners quarterly and are summarized as follows:

                                                                                 Limited
Year Ending                     Distributions Paid to  Distributions Paid to  Partners' Per
December 31,                      General Partners       Limited Partners      Unit Amount
------------                    ---------------------  ---------------------  -------------

   1994                                       $14,590             $1,444,300         $26.26
                                              =======             ==========         ======
   1995                                       $14,917             $1,476,750         $26.85
                                              =======             ==========         ======
   1996:
    Quarterly distributions:                  $14,802             $1,465,426         $26.68
    Special distribution                                             823,500          15.00
                                              -------             ----------         ------
    Total 1996                                $14,802             $2,288,926         $41.68
                                              =======             ==========         ======

      Distributions of $3,532 to the General Partners and $349,713 to the Limited Partners for the quarter ended December 31, 1996 were declared and paid in January 1997.


8.  Income for Federal Tax Purposes:
    --------------------------------

      Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                              1994         1995         1996
                                          ------------  -----------  -----------
   Net income per Statements of Income     $1,732,055   $2,596,081   $2,624,782
   Excess tax depreciation                   (630,883)    (612,649)    (368,687)
   Writedown to net realizable value          445,551
   Restructuring fee                                     3,237,685
   Other                                     (138,363)    (106,511)    (288,538)
                                           ----------   ----------   ----------
       Income reported for Federal
         income tax purposes               $1,408,360   $5,114,606   $1,967,557
                                           ==========   ==========   ==========

9. Industry Segment Information:
   -----------------------------

      The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate.

      In 1994, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from direct financing leases) from the following lease obligors:

                                      1994      %       1995      %       1996      %
                                   ----------  ----  ----------  ----  ----------  ----
 Unisource Worldwide, Inc.         $1,314,240   27%  $1,316,677   27%  $1,316,677   29%
 Pre Finish Metals Incorporated       891,558   18      937,772   19      967,600   21
 Gibson Greetings, Inc.             1,847,712   37    1,708,392   35      823,776   18
 Cleo, Inc.                                              46,763    1      444,576   10
 AT&T Corporation                     295,429    6      295,728    6      296,066    7
 New Valley Corporation               410,266    8      237,162    5      236,784    5
 Other                                113,807    2      206,959    4      171,169    4
 Maybelline Products Co., Inc.                          143,000    3      156,000    3
 B & G Contract Packaging, Inc.                                           126,000    3
 Family Dollar Stores, Inc.            78,000    2
                                   ----------  ---   ----------  ---   ----------  ---
                                   $4,951,012  100%  $4,892,453  100%  $4,538,648  100%
                                   ==========  ===   ==========  ===   ==========  ===

10. Properties Formerly Leased to New Valley Corporation:
    -----------------------------------------------------

      The Partnership and Corporate Property Associates 3 ("CPA(R):3"), an affiliate, own 39% and 61% interests, respectively, in three properties located in Reno, Nevada; Bridgeton, Missouri; and Moorestown, New Jersey. Until May 1993, the three properties were leased to New Valley Corporation ("New Valley"). On April 1, 1993, New Valley filed a petition of voluntary bankruptcy seeking reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, the Bankruptcy Court approved New Valley's termination of its lease with the Partnership and CPA(R):3 for the Moorestown, New Jersey property in May 1993. In December 1994, the Bankruptcy Court also approved the termination of New Valley's lease on the Reno property effective December 31, 1994. In connection with the lease termination, the Partnership wrote down the Reno property in 1994 to its estimated net realizable value of $1,295,000 and recognized a charge of $445,551 on the writedown. New Valley continues to lease the Bridgeton property.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                    NOTES to FINANCIAL STATEMENTS, Continued


      In 1995 the Partnership and CPA(R):3 entered into a lease agreement with Sports & Recreation, Inc. ("Sports & Recreation") for the Moorestown property. The agreement provided that after conversion of the facility into a retail store, a lease term of 16 years with an initial rent of $308,750 (of which the Partnership's share is $121,000) would commence. During 1996 Sports & Recreation indicated to the Partnership and CPA(R):3 that it had decided not to occupy the property and would seek to terminate the lease. At that time, the Partnership and CPA(R):3 rejected as inadequate Sports & Recreation's offer of $300,000 as a settlement in exchange for being released from its lease obligations. Sports & Recreation has paid all scheduled rents. The Partnership and CPA(R):3 expect that Sports & Recreation will resume discussions for the purposes of reaching a termination settlement; however, no discussions are currently in progress.

      On August 28, 1996 the Partnership and CPA(R):3 entered into a lease agreement for the Reno property with Excel Teleservices, Inc. ("Excel"). The lease obligations of Excel have been guaranteed by its parent company, Excel Telecommunications, Inc. The initial lease term commenced on December 26, 1996. Annual rent during the first five years is $532,800 increasing to $580,800 thereafter (of which the Partnership's share is $207,800 and $226,600, respectively). The lease, which has a term of ten years, provides Excel with two five-year renewal options with the rent during such renewal terms based on the then prevailing market rate. Excel has the right to terminate the lease at the end of the sixth lease year.

      In connection with the termination of the Moorestown and Reno leases, the Partnership and CPA(R):3 expect to receive a bankruptcy settlement from New Valley. The amount of such settlement cannot be estimated and no amounts that the Partnership may ultimately receive have been recorded in the accompanying financial statements.


11. Properties Leased to Gibson Greetings, Inc.:
    --------------------------------------------

      In January 1982, the Partnership and CPA(R):3 entered into a net lease with Gibson Greetings, Inc. ("Gibson"), for three properties in Memphis, Tennessee; Berea, Kentucky; and Cincinnati, Ohio. In 1988, the Partnership and CPA(R):3 consented to Gibson's sublease of the Memphis, Tennessee property to a wholly-owned subsidiary, Cleo, Inc. ("Cleo"). The lease for the three properties had an initial term of 20 years with two five-year renewal options and provided for minimum annual rentals of $5,865,000 with rent increases every five years based on a formula indexed to the CPI. The lease also provided Gibson with a purchase option which was exercisable during the tenth year of the lease and at the end of the initial term. Gibson declined to exercise its purchase option in 1992.

      In connection with Gibson's sale of the Cleo subsidiary to CSS Industries, Inc. ("CSS"), the Partnership, CPA(R):3 and Gibson entered into an agreement on November 15, 1995, whereby the Memphis, Tennessee property occupied by Cleo was severed from the Gibson master lease, the Gibson lease was amended and Cleo entered into a separate lease for the Tennessee property with CSS as the guarantor of Cleo's lease obligations. The Partnership and CPA(R):3 received $12,200,000 (of which the Partnership's share was $3,477,000) as a one-time lump sum payment in consideration for severing the Tennessee property from the Gibson master lease. Gibson still retains certain specific obligations for any environmental violations which may be detected and which resulted from any pre-existing conditions at the Tennessee property.

      The Gibson lease on the two remaining properties in Kentucky and Ohio, as amended, provides for an initial term which has been extended through November 30, 2013, and provides for one renewal term of ten years. Annual rent is $3,100,000 (of which the Partnership's share is approximately $733,000), with stated increases of 20% every five years through the end of the

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                    NOTES to FINANCIAL STATEMENTS, Continued


        renewal term. The lease includes new purchase options exercisable on November 30, 2005 and 2010 and Gibson has the right to exercise the purchase option on either one of its leased properties or both. The option is exercisable at fair market value of the properties as encumbered by the lease.

      The Cleo lease provides for a ten-year term through December 31, 2005 with two five-year renewal terms. Annual rent is $1,500,000 (of which the Partnership's share is approximately $355,000), and there is a rent increase effective January 1, 2001. The rent increase will be based on a formula indexed to the CPI; however, the increased annual rent will be at least $1,689,000 but no more than $1,898,000. Cleo has an option to purchase the property at any time during the term of the lease so long as there is no event of monetary default. Exercise of the purchase option requires at least six months' notice. The exercise price is the greater of (i) $15,000,000 or (ii) fair market value capped at a maximum of $16,250,000.

      In connection with the payment made by Gibson to sever the Tennessee property from the Gibson lease, the Partnership deferred recognition of a gain on restructuring of $3,237,685, consisting of the Partnership's $3,477,000 share of the lump sum payment offset by costs of $239,315 including management fees of $173,000, payable to an affiliate. The Partnership is amortizing such deferral over the remaining initial terms of the Gibson and Cleo leases. The net proceeds from the agreement as well as other available funds were used to pay off the Partnership's share of the mortgage loan collateralized by the Gibson properties of $6,153,000 in November 1995.


12.  Environmental Matters:
     ----------------------

      All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. All of the Partnership's properties are currently leased to corporate tenants. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. The costs for remediation, which are being performed and paid for by the affected tenant at three of the properties, are not expected to be material. In the event that the Partnership absorbs a portion of such costs because of a tenant's failure to fulfill its obligations, the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

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

13.     Disclosures About Fair Value of Financial Instruments:
        ------------------------------------------------------

      The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

      The Partnership estimates that the fair value of the Partnership's two mortgage notes payable approximates the carrying amount of such mortgage notes at December 31, 1996. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 1996





                                                                       Cost
                                                Initial Cost to     Capitalized   Decrease in      Gross Amount at which Carried
                                                  Partnership      Subsequent to      Net          at Close of Period  (c)(d)
                                                  -----------                                      -----------------------------
                                                                    Acquisition    Investment
Description                  Encumbrances     Land      Buildings       (a)           (b)          Land      Buildings      Total
-----------                  ------------  ----------  -----------  ------------  ------------  ----------  -----------  ---------

Operating Method:

Retail store in
 Greensboro, North Carolina                $   40,946  $   186,926   $ 14,508                 $   40,946  $   201,434  $   242,380
Retail store in
 New Orleans, Louisiana                       129,065      188,599     15,776                    129,065      204,375      333,440
Retail stores leased to
 Kinko's of Ohio, Inc. and
 Color Tile, Inc.                              47,350      581,034     10,795                     47,350      591,829      639,179

Warehouse and distribution
 center leased to,
 Maybelline Products Co., Inc.
 and B&G Contract
  Packaging, Inc.                             216,000    3,048,862     25,103                    216,000    3,073,965    3,289,965

Land leased to Unisource
 Worldwide, Inc.               $2,278,415   3,575,000                                          3,575,000                 3,575,000

Building leased to Sports &
 Recreation, Inc.                             265,757    1,925,029              $(1,030,786)     140,716    1,019,284    1,160,000

Centralized telephone bureau
 leased to Excel
  Telecommuni-
 cations, Inc.                                446,956    1,325,456    198,390      (479,994)     446,956    1,043,852    1,490,808

Warehouse and manufac-
 turing plant leased to
 Pre Finish Metals
 Incorporated                     939,068     254,400    6,587,930     33,652                    254,400    6,621,582    6,875,982
                               ----------  ----------  -----------   --------   -----------   ----------  -----------  -----------
                               $3,217,483  $4,975,474  $13,843,836   $298,224   $(1,510,780)  $4,850,433  $12,756,321  $17,606,754
                               ==========  ==========  ===========   ========   ===========   ==========  ===========  ===========

                                                                      Life on
                                                                       which
                                                                    Depreciation
                                                                     in Latest
                                                                    Statement of
                                Accumulated          Date             Income
Description                    Depreciation (d)     Acquired        is Computed
-----------                    ----------------   -----------       ------------

Operating Method:

Retail store in
 Greensboro, North Carolina     $  139,023      September 2, 1980      15-35 YRS.
Retail store in
 New Orleans, Louisiana            144,842      January 5, 1981        15-35 YRS.
Retail stores leased to
 Kinko's of Ohio, Inc. and
 Color Tile, Inc.                  415,828      October 1, 1980        15-35 YRS.

Warehouse and distribution
 center leased to,
 Maybelline Products Co., Inc.
 and B&G Contract
  Packaging, Inc.                1,608,633      April 9, 1981          30 YRS.

Land leased to Unisource
 Worldwide, Inc.                                April 29, 1980

Building leased to Sports &
 Recreation, Inc.                  127,411      November 24, 1981      30 YRS.

Centralized telephone bureau
 leased to Excel
  Telecommuni-
 cations, Inc.                      56,535      November 24, 1981      30 YRS.

Warehouse and manufac-
 turing plant leased to
 Pre Finish Metals                              December 11, 1980      5-30 YRS.
 Incorporated                    3,358,407      and June 30, 1986
                               -----------
                                $5,850,679
                               ===========


See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 1996



                                                                                                    Gross Amount at
                                                                        Cost           Increase     which Carried
                                           Initial Cost to         Capitalized      (Decrease) in   at Close of
                                           Partnership             Subsequent to    Net             Period  (c)
                                           -----------------       --------------   -------------   ----------------
     Description             Encumbrances  Land         Buildings  Acquisition (a)  Investment (b)             Total   Date Acquired

     -----------             ------------  ----         ---------  --------------   -------------              -----   -------------


Direct Financing Method:
  Office, warehouse and
  distribution center
  leased to Unisource
  Worldwide, Inc.            $4,569,578                 $ 7,170,000  $ 9,528        $   817,651      $ 7,997,179      APRIL 29, 1980



  Centralized Telephone
  Bureau leased to
  New Valley                                                                                                          NOVEMBER 24,
  Corporation                              $  350,316     1,980,820                     (20,487)       2,310,649        1981

  Computer Center
  leased to                                                                                                           NOVEMBER 24,
  AT&T Corporation                            144,958     2,739,941    1,183             23,764        2,909,846        1981


  Warehouse and
  manufacturing
  buildings
  leased to Gibson                                                                                                    JANUARY 26,
  Greetings, Inc.                             542,693     4,913,459                  (1,656,565)       3,799,587        1982


  Warehouse and
  manufacturing
  buildings                                                                                                           JANUARY 26,
  leased to Cleo, Inc.                        323,122     4,315,774                  (1,396,627)       3,242,269        1982
                             ----------    ----------   -----------  -------        -----------      -----------
                             $4,569,578    $1,361,089   $21,119,994  $10,711        $(2,232,264)     $20,259,530
                             ==========    ==========   ===========  =======        ============     ===========

See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

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

    (c) At December 31, 1996, the aggregate cost of real estate owned for Federal income tax purposes is $41,609,249.

    (d)
                           Reconciliation of Real Estate Accounted
                           ---------------------------------------
                              for Under the Operating Method
                              ------------------------------

                                        December 31,
                                  ------------------------
                                     1995         1996
                                  -----------  -----------

          Balance at beginning
            of year               $17,399,095  $17,405,946

          Additions                     6,851      200,808
                                  -----------  -----------

     Balance at close of
      year                        $17,405,946  $17,606,754
                                  ===========  ===========

                           Reconciliation of Accumulated Depreciation
                           ------------------------------------------

                                       December 31,
                                  ----------------------
                                     1995        1996
                                  ----------  ----------

          Balance at beginning
            of year               $4,831,468  $5,351,359

          Depreciation expense       519,891     499,320
                                  ----------  ----------

          Balance at close of
            year                  $5,351,359  $5,850,679
                                  ==========  ==========

PROPERTIES
--------------------------------------------------------------------------------

      LEASE                                                            TYPE OF OWNERSHIP
     OBLIGOR            TYPE OF PROPERTY          LOCATION                 INTEREST
-----------------       ----------------          --------           ---------------------

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

UNISOURCE               Land and Office/          City of Commerce,  Ownership of land
WORLDWIDE,              Warehouse/Distri-         California         and building (1)
INC.                    bution Center

NEW VALLEY              Land and                  Bridgeton,         Ownership of an
CORPORATION             Centralized               Missouri           approximate 39%
                        Telephone Bureau                             interest in land
                                                                     and buildings

SPORTS &                Land and                  Moorestown,        Ownership of an
RECREATION, INC.        Building                  New Jersey         approximate 39%
                                                                     interest in land
                                                                     and building

AT&T CORPORATION        Land and a                Bridgeton,         Ownership of an
                        Computer Center           Missouri           approximate 39%
                                                                     interest in land
                                                                     and building

EXCEL TELE-             Land and                  Reno, Nevada       Ownership of an
COMMUNICATIONS,         Building                                     approximate 39%
INC.                                                                 interest in land
                                                                     and building

PRE FINISH METALS       Land and Warehouse/       Walbridge, Ohio    Ownership of a 40%
INCORPORATED            Manufacturing Plant                          interest in land
                                                                     and building (1)

MAYBELLINE              Land and Warehouse/       Maumelle,          Ownership of land
PRODUCTS CO., INC.      Distribution Center       Arkansas           and building
and B&G CONTRACT
PACKAGING, INC.

WEXLER & WEXLER         LAND AND RETAIL           NEW ORLEANS,       OWNERSHIP OF LAND
                        STORE                     LOUISIANA          AND BUILDING

A. JONES                LAND AND RETAIL           GREENSBORO,        OWNERSHIP OF LAND
                        STORE                     NORTH CAROLINA     AND BUILDING

COLOR TILE, INC. AND    LAND AND RETAIL STORE     CANTON, OHIO       OWNERSHIP OF LAND
KINKOS OF OHIO, INC.    (ON ADJACENT SITES)                          AND BUILDING


(1)  These properties are encumbered by mortgage notes payable.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
     UNITHOLDER MATTERS
--------------------------------------------------------------------------------


          Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership. As of December 31, 1996, there were 1,981 holders of record of the Limited Partnership Units of the Partnership.

          In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1993:

                          Cash Distributions Per Unit
                          ----------------------------
                           1994        1995       1996
                          ------      ------     ------

     First quarter        $ 6.55      $ 6.60     $ 6.94
     Second quarter         6.56        6.66      22.03 (a)
     Third quarter          6.57        6.75       6.35
     Fourth quarter         6.58        6.84       6.36
                          ------      ------     ------
                          $26.26      $26.85     $41.68
                          ======      ======     ======

(a)  Includes a special distribution of $15 per Limited Partnership Unit.



REPORT ON FORM 10-K
--------------------------------------------------------------------------------


          The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.