Form 10-Q
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 2
filed 1997-05-09
CIK 312918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended           MARCH 31, 1997
                              ------------------------------------

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

                        CORPORATE PROPERTY ASSOCIATES 2
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        13-3022196
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [X] Yes  No [ ]


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                 [X] Yes  No [ ]

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)



                                     INDEX



                                                         Page No.
                                                         --------

PART I
------

Item 1. - Financial Information*

            Consolidated Balance Sheets, December 31, 1996 and
            March 31, 1997
                                                                    2

            Consolidated Statements of Income for the three
            months ended March 31, 1996 and 1997                    3

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1996 and 1997                    4

            Notes to Consolidated Financial Statements              5-6


Item 2. - Management's Discussion of Operations                     7



PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                          8

Signatures                                                          9



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,           March 31,
                                                        1996                 1997
                                                ------------------  ---------------------
                                                       (Note)             (Unaudited)
     ASSETS:
Land and buildings, net of
  accumulated depreciation of
  $5,850,679 at December 31, 1996 and                  $11,756,075            $11,020,427
  $5,844,629 at March 31, 1997
Net investment in direct
  financing leases                                      20,259,530             20,314,462
Real estate held for sale                                                       1,024,095
Cash and cash equivalents                                1,066,861                850,828
Other assets                                               600,057                719,674
                                                       -----------            -----------

      Total assets                                     $33,682,523            $33,929,486
                                                       ===========            ===========

     LIABILITIES:
Mortgage notes payable                                 $ 7,787,061            $ 7,570,856
Accrued interest payable                                    75,233                 72,155
Accounts payable and accrued expenses                       66,050                 78,670
Prepaid rental income and security deposits                283,694                283,694
Accounts payable to affiliates                              63,447                 57,706
                                                       -----------            -----------

      Total liabilities                                  8,275,485              8,063,081
                                                       -----------            -----------

     PARTNERS' CAPITAL:

General Partners                                           208,334                212,928

Limited Partners (54,900 Limited Partnership
Units issued and outstanding)                           25,198,704             25,653,477
                                                       -----------            -----------

      Total partners' capital                           25,407,038             25,866,405
                                                       -----------            -----------

      Total liabilities and
        partners' capital                              $33,682,523            $33,929,486
                                                       ===========            ===========

The accompanying notes are an integral part of the consolidated financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                       Three Months Ended
                                                 March 31, 1996  March 31, 1997
                                                 --------------  --------------
Revenues:
 Rental income from operating leases                 $  425,582      $  534,986
 Interest income from direct financing leases           672,229         676,101
 Other interest income                                   10,710          15,827
                                                     ----------      ----------
                                                      1,108,521       1,226,914
                                                     ----------      ----------


Expenses:
 Interest                                               179,948         141,205
 Depreciation                                           125,233         129,855
 General and administrative                              69,951          69,875
 Property expenses                                      133,930          71,582
 Amortization                                             2,175           1,785
                                                     ----------      ----------
                                                        511,237         414,302
                                                     ----------      ----------


   Net income                                        $  597,284      $  812,612
                                                     ==========      ==========


Net income allocated
 to General Partners                                 $    5,973      $    8,126
                                                     ==========      ==========


Net income allocated
 to Limited Partners                                 $  591,311      $  804,486
                                                     ==========      ==========


Net income per Unit:
 (54,900 Limited
 Partnership Units)                                      $10.77          $14.65
                                                         ======          ======



The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Three Months Ended
                                                                       March 31,
                                                                ---------------------
                                                                1996             1997
                                                                ----             ----
Cash flows from operating activities:
 Net income                                                    $597,284       $ 812,612
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                127,408         131,640
   Interest income on direct financing leases
    In excess of scheduled rents                                (46,986)        (54,932)
   Net change in operating assets and liabilities               (26,916)       (117,601)
                                                               --------       ---------
    Net cash provided by operating activities                   650,790         771,719
                                                               --------       ---------
Cash flows from investing activities:
 Additional capitalized costs                                                  (418,302)
                                                                           ------------
    Net cash used in investing activities                                      (418,302)
                                                                           ------------
Cash flows from financing activities:

 Distributions to partners                                     (385,556)       (353,245)
 Payments of note payable to affiliate                         (250,000)
 Payments on mortgage principal                                (256,142)       (216,205)
                                                               --------        --------

    Net cash used in financing activities                      (891,698)       (569,450)
                                                               --------        --------

      Net decrease in
       cash and cash equivalents                               (240,908)       (216,033)


   Cash and cash equivalents, beginning of period               577,506       1,066,861
                                                            -----------     -----------


      Cash and cash equivalents, end of period              $   336,598     $   850,828
                                                            ===========     ===========


Supplemental disclosure of cash flows information:

       Interest paid                                        $   182,864     $   144,283
                                                            ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1.  Basis of Presentation:
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.



Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the three months ended March 31, 1997 are summarized as follows:

   Quarter Ended   General Partners  Limited Partners  Per Limited Partner Unit
 ----------------  ----------------  ----------------  ------------------------

December 31, 1996       $3,532            $349,713              $6.37
                        ======            ========              =====



A distribution of $6.38 per Limited Partner Unit for the quarter ended March 31, 1997 was declared and paid in April 1997.



Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month periods ended March 31,1996 and 1997, the Partnership incurred management fees of $22,460 and $33,135, respectively, and general and administrative expense reimbursements of $15,179 and $15,354, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1996 and 1997 were $16,084 and $12,028, respectively.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                     1996      %       1997      %
                                     ----     ----     ----     ----

Unisource Worldwide, Inc........  $  329,168   30%  $  329,168   27%
Prefinish Metals Incorporated...     238,052   22      241,316   20
Gibson Greetings, Inc...........     207,281   19      208,006   17
Cleo, Inc.......................     109,994   10      113,152    9
AT&T Corporation                      73,984    7       74,073    6
New Valley Corporation..........      59,233    5       59,132    5
Excel Telecommunications, Inc...                        52,241    4
B&G Contract Packaging, Inc.....                        42,000    4
Maybelline Products Co., Inc....      39,000    3       39,000    3
Sports & Recreation, Inc........                        30,273    3
Other...........................      41,099    4       22,726    2
                                  ----------  ---   ----------  ---
                                  $1,097,811  100%  $1,211,087  100%
                                  ==========  ===   ==========  ===

Note 5.  Property in Moorestown, New Jersey:
          ---------------------------------

In April 1997, the Partnership and Corporate Property Associates 3 ("CPA:3"), an affiliate, who own a property in Moorestown, New Jersey as tenants-in-common with 39% and 61% interests, respectively, entered into an agreement to sell the property for $4,500,000 (of which the Partnership's share is approximately $1,755,000), less selling costs.

The property is currently subject to a net lease with Sports & Recreation, Inc. ("Sports & Recreation"). During 1996, Sports & Recreation indicated to the Partnership and CPA:3 that it had decided not to occupy the property and would seek to terminate the lease. Sports & Recreation has continued to meet its lease obligations.

The sales agreement provides the purchaser a period of 90 days to complete the inspection of the property. If based on the inspections, the purchaser is not satisfied, the purchaser may elect to terminate the sales agreement. The sale is also contingent upon reaching a lease termination agreement with Sports and Recreation and obtaining permits and approvals from the Township of Moorestown prior to October 1, 1997. If all of the conditions are met, the sale will occur between August 1, 1997 and December 15, 1997. There is no assurance that the sale will be completed.

In connection with the proposed sale, the $1,024,095 carrying value of the property has been classified as real estate held for sale.

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



Results of Operations:
---------------------

   The increase in net income of $215,000 for the three-month period ended March 31, 1997 as compared with the similar period ended March 31, 1996 was due to an increase in lease revenues and decreases in property and interest expenses. The increase in lease revenues and the decrease in property expenses were due to the commencement of leases in July 1996 and December 1996 for the Partnership's properties in Moorestown, New Jersey and Reno, Nevada, respectively. Primarily, as a result of the Moorestown lease with Sports & Recreation, Inc. and the Reno lease with Excel Telecommunications, Inc., lease revenues for the three-month period increased by $113,000. In addition, with the commencement of the Excel and Sports & Recreation leases, property-related costs for Reno and Moorestown such as insurance and real estate taxes are paid by the lessees rather than absorbed by the Partnership. Interest expense decreased due to the continuing amortization of the mortgage loan on the Prefinish Metals Incorporated property and refinancing, at a lower rate of interest, an existing limited recourse mortgage loan on the Unisource Worldwide, Inc. property in June 1996.

   If the sale of the Moorestown property is completed, annual revenues and cash flow will decrease by $121,000. There is no assurance that the sale will be completed. In April 1997, Maybelline Products Co., Inc. exercised its option to terminate its lease, effective July 1, 1997, for 50% of the leasable space at the Partnership's warehouse and distribution facility in Maumelle, Arkansas.
The Partnership is currently attempting to remarket the property. B&G Contract Packaging Inc. which leases the other 50% of leasable space has a right of first refusal for the vacated space and may elect to expand its operations at the facility. Annual rent from Maybelline lease was $156,000. In addition, Maybelline reimbursed the Partnership for property expenses related to its occupancy.


Financial Condition:
-------------------

   There has been no material change in the Partnership's financial condition since December 31, 1996. The decrease in cash of $216,000 was caused by the use of $418,000 of cash reserves to fund completion of tenant improvements for Excel in connection with retrofitting the Reno property. Cash provided from operating activities of $772,000 was sufficient to fund distributions to partners of $353,000 and scheduled mortgage principal payments of $216,000.

   The Partnership has entered into preliminary discussions with AT&T Corporation regarding funding an expansion of the AT&T property in Bridgeton, Missouri. In exchange for funding improvements, the lease term would be extended. There is no assurance that an agreement will be completed. If necessary, the Partnership has sufficient capacity to fund any expansion of the AT&T property. If the sale of Moorestown property is completed, the Partnership's share of proceeds from the sale are estimated to be $1,755,000, before selling costs. The sale would not occur prior to August 1, 1997.

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

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)



                                    PART II
                                    -------



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)   Exhibits:

           None

     (b)   Reports on Form 8-K:

           During the quarter ended March 31, 1997, the Partnership was not required to file any reports on Form 8-K.

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

                            CORPORATE PROPERTY ASSOCIATES 2
                            (a California limited partnership)

                            By: W.P. CAREY & CO., INC.



        5/8/97              By:    /s/ Claude Fernandez
       ---------                   -----------------------
        Date                       Claude Fernandez
                                   Executive Vice President and
                                   Chief Administrative Officer
                                   (Principal Financial Officer)



        5/8/97              By:    /s/ Michael D. Roberts
       ---------                   -----------------------
        Date                       Michael D. Roberts
                                   First Vice President and Controller
                                   (Principal Accounting Officer)