Form 10-Q
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 2
filed 1997-08-11
CIK 312918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number            0-9727

                         CORPORATE PROPERTY ASSOCIATES 2
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                         13-3022196
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                       10020
(Address of principal executive offices)                     (Zip Code)

                                 (212) 492-1100
              (Registrant's telephone number, including area code)


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

                                                              /X/ Yes   / / No



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                              / / Yes   / / No

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)




                                      INDEX



                                                                        Page No.

PART I

Item 1. - Financial Information*

           Consolidated Balance Sheets, December 31, 1996 and
           June 30, 1997                                                     2

           Consolidated Statements of Income for the three and six
           months ended June 30, 1996 and 1997                               3

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 1996 and 1997                               4

           Notes to Consolidated Financial Statements                       5-6


Item 2. - Management's Discussion of Operations                              7


PART II

Item 6. - Exhibits and Reports on Form 8-K                                  8

Signatures                                                                  9



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS


                                                   December 31,        June 30,
                                                      1996               1997
                                                   -----------       -----------
                                                     (Note)          (Unaudited)
         ASSETS:

Land and buildings, net of
    accumulated depreciation of
    $5,850,679 at December 31, 1996 and            $11,756,075       $11,922,163
    $6,110,389 at June 30, 1997
Net investment in direct
    financing leases                                20,259,530        20,368,452
Cash and cash equivalents                            1,066,861         1,168,955
Other assets                                           600,057           794,119
                                                   -----------       -----------

           Total assets                            $33,682,523       $34,253,689
                                                   ===========       ===========

         LIABILITIES:

Mortgage notes payable                             $ 7,787,061       $ 7,349,574
Accrued interest payable                                75,233            72,490
Accounts payable and accrued expenses                   66,050           101,391
Prepaid rental income and security deposits            283,694           309,670
Accounts payable to affiliates                          63,447           140,952
                                                   -----------       -----------

           Total liabilities                         8,275,485         7,974,077
                                                   -----------       -----------

         PARTNERS' CAPITAL:

General Partners                                       208,334           217,060

Limited Partners (54,900 Limited Partnership
Units issued and outstanding)                       25,198,704        26,062,552
                                                   -----------       -----------

           Total partners' capital                  25,407,038        26,279,612
                                                   -----------       -----------

           Total liabilities and
               partners' capital                   $33,682,523       $34,253,689
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

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                        Three Months Ended                 Six Months Ended
                                  June 30, 1996    June 30, 1997    June 30, 1996    June 30, 1997
                                  -------------    -------------    -------------    -------------
Revenues:
  Rental income from
    operating leases               $  450,480       $  535,597       $  876,062       $1,070,583
  Interest from direct
    financing leases                  670,006          681,171        1,342,235        1,357,272
  Other interest income                 9,158           11,517           19,868           27,344
                                   ----------       ----------       ----------       ----------
                                    1,129,644        1,228,285        2,238,165        2,455,199
                                   ----------       ----------       ----------       ----------
Expenses:
  Interest                            277,042          140,153          456,990          281,358
  Depreciation                        124,696          129,855          249,929          259,710
  General and administrative           91,668           76,999          161,619          146,874
  Property expense                     42,407          112,485          176,337          184,067
  Amortization                          1,101            1,786            3,276            3,571
                                   ----------       ----------       ----------       ----------
                                      536,914          461,278        1,048,151          875,580
                                   ----------       ----------       ----------       ----------

      Net income                   $  592,730       $  767,007       $1,190,014       $1,579,619
                                   ==========       ==========       ==========       ==========

Net income allocated
  to General Partners              $    5,927       $    7,670       $   11,900       $   15,796
                                   ==========       ==========       ==========       ==========

Net income allocated
  to Limited Partners              $  586,803       $  759,337       $1,178,114       $1,563,823
                                   ==========       ==========       ==========       ==========

Net income per Unit:
   (54,900 Limited
  Partnership Units)               $    10.69       $    13.83       $    21.46       $    28.48
                                   ==========       ==========       ==========       ==========





The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                   Six Months Ended
                                                                       June 30,
                                                            ------------------------------
                                                               1996               1997
                                                            -----------        -----------
Cash flows from operating activities:
  Net income                                                $ 1,190,014        $ 1,579,619
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                             253,205            263,281
      Other noncash items                                       (95,823)          (108,922)
      Net change in operating assets and liabilities             37,927            (61,554)
                                                            -----------        -----------
        Net cash provided by operating activities             1,385,323          1,672,424
                                                            -----------        -----------

Cash flows from investing activities:
  Additional capitalized costs                                   (5,000)          (425,798)
                                                            -----------        -----------
        Net cash used in investing activities                    (5,000)          (425,798)
                                                            -----------        -----------

Cash flows from financing activities:
  Distributions to partners                                  (1,598,901)          (707,045)
  Prepayment of mortgage notes payable                       (5,539,072)
  Proceeds from issuance of mortgage note payable             7,000,000
  Payments on mortgage principal                               (518,903)          (437,487)
  Payments on note payable to affiliate                      (1,250,000)
  Proceeds from issuance of note payable to affiliate         1,000,000
  Deferred financing costs                                      (72,324)
                                                            -----------        -----------

        Net cash used in financing activities                  (979,200)        (1,144,532)
                                                            -----------        -----------

        Net increase in cash and cash equivalents               401,123            102,094


  Cash and cash equivalents, beginning of period                577,506          1,066,861
                                                            -----------        -----------

        Cash and cash equivalents, end of period            $   978,629        $ 1,168,955
                                                            ===========        ===========

Supplemental disclosure of cash flows information:

              Interest paid                                 $   464,948        $   284,101
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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1997 are summarized as follows:

  Quarter Ended       General Partners        Limited Partners      Per Limited Partner Unit
  -------------       ----------------        ----------------      ------------------------
December 31, 1996        $3,532                   $349,713                   $6.37
                         ======                   ========                   =====

March 31, 1997           $3,538                   $350,262                   $6.38
                         ======                   ========                   =====


A distribution of $6.39 per Limited Partner Unit for the quarter ended June 30, 1997 was declared and paid in July 1997.



Note 3.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1996, the Partnership incurred property management fees of $18,558 and $41,018, respectively, and general and administrative expense reimbursements of $11,549 and $26,728, respectively, payable to an affiliate. For the three-month and six-month periods ended June 30, 1997, the Partnership incurred property management fees of $37,228 and $70,363, respectively, and general and administrative expense reimbursements of $21,874 and $32,213, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1996 and 1997 were $26,141 and $17,076, respectively.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                                  1996            %            1997            %
                                                  ----           ---           ----           ---
Unisource Worldwide, Inc.                      $  658,338         30%       $  661,206         28%
Prefinish Metals Incorporated                     478,271         21           483,243         20
Gibson Greetings, Inc.                            411,592         19           417,383         17
Cleo, Inc.                                        220,736         10           227,164          9
AT&T Corporation                                  147,989          7           148,156          6
Western Union Financial Services, Inc.
    (assigned by New Valley Corporation)          118,442          5           118,226          5
Excel Communications, Inc.                                                     104,483          4
B&G Contract Packaging, Inc.                       42,000          2            84,000          3
Maybelline Products Co., Inc.                      78,000          3            78,000          3
Sports & Recreation, Inc.                                                       60,546          3
Other                                              62,929          3            45,448          2
                                               ----------        ---        ----------        ---
                                               $2,218,297        100%       $2,427,855        100%
                                               ==========        ===        ==========        ===

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS



Results of Operations:

      Net income for the three-month and six-month periods ended June 30, 1997 increased by $174,000 and $390,000, respectively, as compared with the three-month and six-month periods ended June 30, 1996. The increases were due to an increase in lease revenue and a decrease in interest expense.

      The increase in lease revenue was due to the commencement in April 1996, July 1996 and December 1996 of leases with B&G Contract Packaging, Inc., Sports & Recreation, Inc. and Excel Communications, Inc., respectively. The decrease in interest expense was due to the June 1996 refinancing of the limited recourse mortgage loan on Unisource Worldwide, Inc. property at a lower rate of interest and the decreasing principal balance on the mortgage loan on the Prefinish Metals Incorporated property, which will fully amortize in 1998.

      Maybelline Products Co., Inc. terminated its lease for 50% of the leasable space at the Partnership's warehouse and distribution facility in Maumelle, Arkansas, effective July 31, 1997. B&G Contract Packaging, which occupies the remaining 50% of the property, exercised its right of first refusal for the space and, effective August 1, 1997, has entered into a lease for the space. The lease will have an initial term of one year with two one-year renewal options. Annual rent for the space will initially be $165,000. Property expenses increased during the current three-month period as a result of legal costs incurred relating to the Partnership's bankruptcy claim against New Valley Corporation in connection with the termination of two leases in 1993 and 1994. Although the Partnership believes that it will receive substantial proceeds from its claim, the amount cannot currently be estimated.



Financial Condition:

      There has been no material change in the Partnership's financial condition since December 31, 1996. Cash flow from operations of $1,672,000 was sufficient to fund distributions to partners of $707,000, pay scheduled mortgage principal installments of $437,000 and fully fund the completion of tenant improvements at the Reno, Nevada property leased to Excel.

      The Partnership has entered into preliminary discussions with AT&T Corporation regarding funding of an expansion of the AT&T property in Bridgeton, Missouri in exchange for an extension of the initial lease term. If necessary, the Partnership has sufficient borrowing capacity to fund any expansion. As of June 30, 1997, only the Unisource and Prefinish Metals properties are encumbered by limited recourse mortgage debt. As noted, the Prefinish Metals mortgage loan will fully amortize in July 1998. In addition, the Unisource mortgage loan, which was refinanced in 1996, will fully amortize in 2010. The sale of the Moorestown, New Jersey property leased to Sports & Recreation will not be completed as the proposed purchaser exercised its option to terminate the transaction.

      The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)



                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               None

         (b)   Reports on Form 8-K:

               During the quarter ended June 30, 1997, the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CORPORATE PROPERTY ASSOCIATES 2
                                 (a California limited partnership)

                                 By: W.P. CAREY & CO., INC.




    08/11/97                     By: /s/ Steven M. Berzin
      Date                           ----------------------------------------
                                         Steven M. Berzin
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



    08/11/97                     By: /s/ Claude Fernandez
      Date                           ----------------------------------------
                                         Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Accounting Officer)




    08/11/97                     By: /s/ Michael D. Roberts
      Date                           ----------------------------------------
                                         Michael D. Roberts
                                         First Vice President and Controller