Form 10-K405/A
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 2
filed 1997-09-04
CIK 312918

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

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to

Commission file number                       0-9727

                         CORPORATE PROPERTY ASSOCIATES 2
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                                                13-3022196
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                        10020
(Address of principal executive offices)                                      (Zip Code)

Registrant's telephone number, including area code          (212) 492-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

       NONE                                           NONE



           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
                                (Title of Class)


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

                                                                [X] Yes  [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     Part II








Item 8.  Consolidated Financial Statements and Supplementary Data.


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





                                                    /s/ Coopers & Lybrand L.L.P.

New York, New York
March 17, 1997

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1996


                                                          1995            1996
                                                      ------------    ------------
     ASSETS:

Real estate leased to others:
  Accounted for under the
    operating method:
      Land                                            $  4,850,433    $  4,850,433
      Buildings                                         12,555,513      12,756,321
                                                      ------------    ------------
                                                        17,405,946      17,606,754
      Accumulated depreciation                           5,351,359       5,850,679
                                                      ------------    ------------
                                                        12,054,587      11,756,075
  Net investment in direct financing leases             20,060,127      20,259,530
                                                      ------------    ------------
      Real estate leased to others                      32,114,714      32,015,605
Cash and cash equivalents                                  577,506       1,066,861
Accrued interest and rents receivable, net of
  reserve for uncollected rents of $22,660 in 1995         348,201         360,786
Other assets, net of accumulated amortization of
  $83,725 in 1995 and $3,571 in 1996                        82,862         239,271
                                                      ------------    ------------

           Total assets                               $ 33,123,283    $ 33,682,523
                                                      ============    ============


     LIABILITIES:

Mortgage notes payable                                $  7,262,720    $  7,787,061
Note payable to affiliate                                  250,000
Accrued interest payable                                   109,632          75,233
Accounts payable and accrued expenses                       74,884          66,050
Accounts payable to affiliates                              57,263          63,447
Security deposits                                          282,800         283,694
                                                      ------------    ------------

         Total liabilities                               8,037,299       8,275,485
                                                      ------------    ------------

Commitments and contingencies


     PARTNERS' CAPITAL:

General Partners                                           196,888         208,334
Limited Partners (54,900 Limited Partnership
  Units issued and outstanding at
    December 31, 1995 and 1996)                         24,889,096      25,198,704
                                                      ------------    ------------
         Total partners' capital                        25,085,984      25,407,038
                                                      ------------    ------------
         Total liabilities and
           partners' capital                          $ 33,123,283    $ 33,682,523
                                                      ============    ============

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
                                                  ==========    ==========    ==========


Net income per Unit:
  (55,000 Limited Partnership Units
  in 1994, 54,975 weighted average
  Limited Partnership Units in 1995 and
  54,900 Limited Partnership Units in 1996)       $    31.18    $    46.75    $    47.33
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

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                  CONSOLIDATED STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996


                                                Partners' Capital Accounts
                                       ---------------------------------------------------------------
                                                                                            Limited
                                                                                           Partners'
                                                          General          Limited         Amount Per
                                           Total          Partners         Partners         Unit (a)
                                       ------------     ------------     ------------     ------------
Balance, December 31, 1993             $ 23,737,447     $    183,113     $ 23,554,334     $        428

Distributions                            (1,458,890)         (14,590)      (1,444,300)             (26)

Net income, 1994                          1,732,055           17,321        1,714,734               32
                                       ------------     ------------     ------------     ------------

Balance, December 31, 1994               24,010,612          185,844       23,824,768              434

Repurchase of Limited Partner Units         (29,042)                          (29,042)

Distributions                            (1,491,667)         (14,917)      (1,476,750)             (27)

Net income, 1995                          2,596,081           25,961        2,570,120               47
                                       ------------     ------------     ------------     ------------

Balance, December 31, 1995               25,085,984          196,888       24,889,096              454

Distributions                            (2,303,728)         (14,802)      (2,288,926)             (42)

Net income, 1996                          2,624,782           26,248        2,598,534               47
                                       ------------     ------------     ------------     ------------

Balance, December 31, 1996             $ 25,407,038     $    208,334     $ 25,198,704     $        459
                                       ============     ============     ============     ============

(a) Based on the weighted average Units issued and outstanding during all periods.

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

              For the years ended December 31, 1994, 1995 and 1996




                                                          1994            1995            1996
                                                      -----------     -----------     -----------
Cash flows from operating activities:
  Net income                                          $ 1,732,055     $ 2,596,081     $ 2,624,782
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                         518,852         536,024         506,168
    Cash receipts on direct financing leases less
     than amortization of unearned income                 (15,604)        (32,043)       (199,403)
    Writedown to net realizable value                     445,551
    Restructuring fees received, net of costs                           3,237,685
    Gain on sale of real estate                           (23,451)
    Net change in operating assets and liabilities        113,132        (173,738)       (139,675)
                                                      -----------     -----------     -----------
       Net cash provided by operating
         activities                                     2,770,535       6,164,009       2,791,872
                                                      -----------     -----------     -----------


Cash flows from investing activities:
  Proceeds from sale of real estate                       124,615
  Additional capitalized costs                                             (6,851)       (200,808)
                                                      -----------     -----------     -----------
       Net cash provided by (used in)
           investing activities                           124,615          (6,851)       (200,808)
                                                      -----------     -----------     -----------

Cash flows from financing activities:
  Distributions to partners                            (1,458,890)     (1,491,667)     (2,303,728)
  Repurchase of Limited Partner Units                                     (29,042)
  Proceeds from note payable to affiliate                                 250,000       1,000,000
  Payment of note payable to affiliate                                                 (1,250,000)
  Payments of mortgage principal                       (1,617,464)     (1,489,763)       (936,587)
  Proceeds from mortgages                                                               7,000,000
  Prepayments of mortgage payable                                      (7,005,103)     (5,539,072)
  Deferred financing costs                                                                (72,322)
                                                      -----------     -----------     -----------
       Net cash used in
         financing activities                          (3,076,354)     (9,765,575)     (2,101,709)
                                                      -----------     -----------     -----------

       Net (decrease) increase in cash
         and cash equivalents                            (181,204)     (3,608,417)        489,355

Cash and cash equivalents, beginning of year            4,367,127       4,185,923         577,506
                                                      -----------     -----------     -----------

       Cash and cash equivalents, end of year         $ 4,185,923     $   577,506     $ 1,066,861
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

      Basis of Consolidation:

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

        The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

               Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

               Operating method - Real estate is recorded at cost, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

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


                                   Continued

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

        The Agreement provides that the General Partners are allocated 1% (1/10 of 1% to the Individual General Partner, William P. Carey, and 9/10 of 1% to the Corporate General Partner, W. P. Carey & Co., Inc. ("W.P. Carey")) and the Limited Partners are allocated 99% of the profits and losses as well as distributions of distributable cash from operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return ranging from 6% to 9% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $1,048,845 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made, formal plans of liquidation are adopted or limited partnership units are converted to other securities which provide the security holder with greater liquidity than a limited partnership unit. Management believes that as of the report date, ultimate payment of the preferred return is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

 3.  Transactions with Related Parties:

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

                                                1994        1995        1996
                                                ----        ----        ----
            Property management fee           $ 57,148    $254,174    $101,644
            General and administrative
              expense reimbursements            56,265      51,138      51,394
                                              --------    --------    --------
                                              $113,413    $305,312    $153,038
                                              ========    ========    ========

                                   Continued

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


 5.  Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:

                                                      December 31,
                                                      ------------
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

                                   Continued

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
                                                ==========

        Interest paid was $1,605,141, $1,422,223 and $769,023 in 1994, 1995 and
           1996, respectively.



 7.   Distributions to Partners:

        Distributions are declared and paid to partners quarterly and are summarized as follows:

                                                                                              Limited
  Year Ending                          Distributions Paid to   Distributions Paid to       Partners' Per
  December 31,                            General Partners        Limited Partners          Unit Amount
  ------------                         ---------------------   ---------------------       -------------
    1994                                     $   14,590               $1,444,300               $26.26
                                             ==========               ==========               ======
    1995                                     $   14,917               $1,476,750               $26.85
                                             ==========               ==========               ======
    1996:
      Quarterly distributions:               $   14,802               $1,465,426               $26.68
      Special distribution                                               823,500                15.00
                                             ----------               ----------               ------
      Total 1996                             $   14,802               $2,288,926               $41.68
                                             ==========               ==========               ======


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

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



                                                1994           1995           1996
                                                ----           ----           ----
    Net income per Statements of Income    $ 1,732,055     $2,596,081     $2,624,782
    Excess tax depreciation                   (630,883)      (612,649)      (368,687)
    Writedown to net realizable value          445,551
    Restructuring fee                                       3,237,685
    Other                                     (138,363)      (106,511)      (288,538)
                                           -----------     ----------     ----------
         Income reported for Federal
           income tax purposes             $ 1,408,360     $5,114,606     $1,967,557
                                           ===========     ==========     ==========


 9.  Industry Segment Information:

        The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate.

        In 1994, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from direct financing leases) from the following lease obligors:



                                       1994             %            1995             %            1996              %
                                    ----------     ----------     ----------     ----------     ----------     ----------
  Unisource Worldwide, Inc.         $1,314,240             27%    $1,316,677             27%    $1,316,677             29%
  Pre Finish Metals Incorporated       891,558             18        937,772             19        967,600             21
  Gibson Greetings, Inc.             1,847,712             37      1,708,392             35        823,776             18
  Cleo, Inc.                                                          46,763              1        444,576             10
  AT&T Corporation                     295,429              6        295,728              6        296,066              7
  New Valley Corporation               410,266              8        237,162              5        236,784              5
  Other                                113,807              2        206,959              4        171,169              4
  Maybelline Products Co., Inc.                                      143,000              3        156,000              3
  B & G Contract Packaging, Inc.                                                                   126,000              3
  Family Dollar Stores, Inc.            78,000              2
                                    ----------     ----------     ---------      ----------     ----------     ----------
                                    $4,951,012            100%    $4,892,453            100%    $4,538,648            100%
                                    ==========     ==========     ==========     ==========     ==========     ==========



10.  Properties Formerly Leased to New Valley Corporation:

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


                                   Continued

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


                                   Continued

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


                                   Continued

                                   SIGNATURES





            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CORPORATE PROPERTY ASSOCIATES 2
                        (a California limited partnership)

                        BY:   W. P. CAREY & CO., INC.



    09/3/97            BY:    /s/ Steven M. Berzin
---------------               ------------------------------
     Date                     Claude Fernandez
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)



    09/3/97            BY:    /s/ Claude Fernandez
---------------               ------------------------------
     Date                     Claude Fernandez
                              Executive Vice President and
                              Chief Administrative Officer
                              (Principal Accounting Officer)