Form 10-Q/A
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 2
filed 1997-09-04
CIK 312918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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


                                                December 31,    March 31,
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

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                         Three Months Ended
                                                  March 31, 1996    March 31, 1997
                                                  --------------    --------------
Revenues:
  Rental income from operating leases                $  425,582       $  534,986
  Interest income from direct financing leases          672,229          676,101
  Other interest income                                  10,710           15,827
                                                     ----------       ----------
                                                      1,108,521        1,226,914
                                                     ----------       ----------


Expenses:
  Interest                                              179,948          141,205
  Depreciation                                          125,233          129,855
  General and administrative                             69,951           69,875
  Property expenses                                     133,930           71,582
  Amortization                                            2,175            1,785
                                                     ----------       ----------
                                                        511,237          414,302
                                                     ----------       ----------


     Net income                                      $  597,284       $  812,612
                                                     ==========       ==========


Net income allocated
  to General Partners                                $    5,973       $    8,126
                                                     ==========       ==========


Net income allocated
  to Limited Partners                                $  591,311       $  804,486
                                                     ==========       ==========


Net income per Unit:
  (54,900 Limited
  Partnership Units)                                 $    10.77       $    14.65
                                                     ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         1996            1997
                                                      ---------     -----------
Cash flows from operating activities:
  Net income                                          $ 597,284     $   812,612
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                       127,408         131,640
    Interest income on direct financing leases
     In excess of scheduled rents                       (46,986)        (54,932)
    Net change in operating assets and liabilities      (26,916)       (117,601)
                                                      ---------     -----------
     Net cash provided by operating activities          650,790         771,719
                                                      ---------     -----------


Cash flows from investing activities:
  Additional capitalized costs                                         (418,302)
                                                                    -----------
     Net cash used in investing activities                             (418,302)
                                                                    -----------

Cash flows from financing activities:
  Distributions to partners                            (385,556)       (353,245)
  Payments of note payable to affiliate                (250,000)
  Payments on mortgage principal                       (256,142)       (216,205)
                                                      ---------     -----------

     Net cash used in financing activities             (891,698)       (569,450)
                                                      ---------     -----------


       Net decrease in
         cash and cash equivalents                     (240,908)       (216,033)


    Cash and cash equivalents, beginning of period      577,506       1,066,861
                                                      ---------     -----------


       Cash and cash equivalents, end of period       $ 336,598     $   850,828
                                                      =========     ===========




Supplemental disclosure of cash flows information:

         Interest paid                                $ 182,864     $   144,283
                                                      =========     ===========

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




Note 2. Distributions to Partners:

Distributions declared and paid to partners during the three months ended March 31, 1997 are summarized as follows:

  Quarter Ended      General Partners    Limited Partners    Per Limited Partner Unit
-----------------    ----------------    ----------------    ------------------------
December 31, 1996         $3,532              $349,713                $6.37
                          ======              ========                =====



A distribution of $6.38 per Limited Partner Unit for the quarter ended March 31, 1997 was declared and paid in April 1997.




Note 3. Transactions with Related Parties:

For the three-month periods ended March 31,1996 and 1997, the Partnership incurred management fees of $22,460 and $33,135, respectively, and general and administrative expense reimbursements of $15,179 and $15,354, respectively, payable to an affiliate. Management believes that ultimate payment of a preferred return to the General Partners of $1,048,845, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 4. Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                        1996       %            1997        %
                                        ----      ---           ----       ---
Unisource Worldwide, Inc.           $  329,168     30%       $  329,168     27%
Prefinish Metals Incorporated          238,052     22           241,316     20
Gibson Greetings, Inc.                 207,281     19           208,006     17
Cleo, Inc.                             109,994     10           113,152      9
AT&T Corporation                        73,984      7            74,073      6
New Valley Corporation                  59,233      5            59,132      5
Excel Telecommunications, Inc.                                   52,241      4
B&G Contract Packaging, Inc.                                     42,000      4
Maybelline Products Co., Inc.           39,000      3            39,000      3
Sports & Recreation, Inc.                                        30,273      3
Other                                   41,099      4            22,726      2
                                    ----------    ---        ----------    ---
                                    $1,097,811    100%       $1,211,087    100%
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

                                  CORPORATE PROPERTY ASSOCIATES 2
                                  (a California limited partnership)

                                  By:  W.P. CAREY & CO., INC.




    09/03/97                      BY:   /s/ Steven M. Berzin
----------------                       ------------------------------------
     Date                              Steven M. Berzin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



    09/03/97                      BY:   /s/ Claude Fernandez
----------------                       ------------------------------------
     Date                              Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                       (Principal Accounting Officer)