Form 10-Q/A
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 2
filed 1997-09-05
CIK 312918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 1997
                               -----------------------------------------------

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


                         CORPORATE PROPERTY ASSOCIATES 2
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                                              13-3022196
- -----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)



50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
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

                                                [ ] Yes       [ ] No

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS


                                                                    December 31,                   June 30,
                                                                        1996                         1997
                                                                    ------------                 ------------
                                                                        (Note)                    (Unaudited)
         ASSETS:

Land and buildings, net of
    accumulated depreciation of
    $5,850,679 at December 31, 1996 and                               $11,756,075                $11,922,163
    $6,110,389 at June 30, 1997
Net investment in direct
    financing leases                                                   20,259,530                 20,368,452
Cash and cash equivalents                                               1,066,861                  1,168,955
Other assets                                                              600,057                    794,119
                                                                      -----------                -----------

           Total assets                                               $33,682,523                $34,253,689
                                                                      ===========                ===========

         LIABILITIES:

Mortgage notes payable                                                $ 7,787,061                $ 7,349,574
Accrued interest payable                                                   75,233                     72,490
Accounts payable and accrued expenses                                      66,050                    101,391
Prepaid rental income and security deposits                               283,694                    309,670
Accounts payable to affiliates                                             63,447                    140,952
                                                                      -----------                -----------

           Total liabilities                                            8,275,485                  7,974,077
                                                                      -----------                -----------

         PARTNERS' CAPITAL:

General Partners                                                          208,334                    217,060

Limited Partners (54,900 Limited Partnership
Units issued and outstanding)                                          25,198,704                 26,062,552
                                                                      -----------                -----------

           Total partners' capital                                     25,407,038                 26,279,612
                                                                      -----------                -----------

           Total liabilities and
               partners' capital                                      $33,682,523                $34,253,689
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

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                             Six Months Ended
                                                                                                   June 30,
                                                                                ------------------------------------------
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




Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1997 are summarized as follows:


 Quarter Ended              General Partners               Limited Partners            Per Limited Partner Unit
- -----------------           ----------------               ----------------            ------------------------
December 31, 1996                $3,532                          $349,713                         $6.37
                                 ======                          ========                         =====

March 31, 1997                   $3,538                          $350,262                         $6.38
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

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                                            1996         %                       1997          %
                                                         ----------     ---                  -----------      ---
Unisource Worldwide, Inc.                                $  658,338      30%                  $  661,206      28%
Prefinish Metals Incorporated                               478,271      21                      483,243      20
Gibson Greetings, Inc.                                      411,592      19                      417,383      17
Cleo, Inc.                                                  220,736      10                      227,164       9
AT&T Corporation                                            147,989       7                      148,156       6
Western Union Financial Services, Inc.
    (assigned by New Valley Corporation)                    118,442       5                      118,226       5
Excel Communications, Inc.                                                                       104,483       4
B&G Contract Packaging, Inc.                                 42,000       2                       84,000       3
Maybelline Products Co., Inc.                                78,000       3                       78,000       3
Sports & Recreation, Inc.                                                                         60,546       3
Other                                                        62,929       3                       45,448       2
                                                         ----------     ---                   ----------     ---
                                                         $2,218,297     100%                  $2,427,855     100%
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

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                                       By:    W.P. CAREY & CO., INC.




           09/03/97                    By:     /s/ Steven M. Berzin
           --------                            --------------------------------
             Date                              Steven M. Berzin
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)



           09/03/97                    By:     /s/ Claude Fernandez
           --------                            --------------------------------
             Date                              Claude Fernandez
                                               Executive Vice President and
                                               Chief Administrative Officer
                                               (Principal Accounting Officer)