Form 10-Q
period 1997-09-30
CORPORATE PROPERTY ASSOCIATES 2
filed 1997-11-10
CIK 312918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1997
                               ----------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number                       0-9727
                      ----------------------------------------------------

                         CORPORATE PROPERTY ASSOCIATES 2
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                   13-3022196
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                 10020
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

                                                              |X| Yes  |_| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                              |_| Yes  |_| No

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                                      INDEX

                                                                   Page No.
                                                                   --------

PART I

Item 1. - Financial Information*

         Consolidated Balance Sheets, December 31, 1996 and
         September 30, 1997                                          2

         Consolidated Statements of Income for the three and nine
         months ended September 30, 1996 and 1997                    3

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1996 and 1997                    4

         Notes to Consolidated Financial Statements                 5-6

Item 2. - Management's Discussion of Operations                      7

PART II

Item 6. - Exhibits and Reports on Form 8-K                           8

Signatures                                                           9

*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                             December 31,      September 30,
                                                 1996              1997
                                             ------------      -------------
                                                (Note)         (Unaudited)
      ASSETS:
Land and buildings, net of
   accumulated depreciation of
   $5,850,679 at December 31, 1996 and       $11,756,075       $11,797,128
   $6,240,244 at September 30, 1997
Net investment in direct
   financing leases                           20,259,530        20,420,130
Cash and cash equivalents                      1,066,861         1,277,945
Other assets                                     600,057           834,792
                                             -----------       -----------

        Total assets                         $33,682,523       $34,329,995
                                             ===========       ===========

      LIABILITIES:
Mortgage notes payable                       $ 7,787,061       $ 7,123,099
Accrued interest payable                          75,233            71,129
Accounts payable and accrued expenses             66,050            50,591
Prepaid rental income and security deposits      283,694           313,669
Accounts payable to affiliates                    63,447            50,375
                                             -----------       -----------

        Total liabilities                      8,275,485         7,608,863
                                             -----------       -----------

      PARTNERS' CAPITAL:

General Partners                                 208,334           221,475

Limited Partners (54,900 Limited Partnership
Units issued and outstanding)                 25,198,704        26,499,657
                                             -----------       -----------

        Total partners' capital               25,407,038        26,721,132
                                             -----------       -----------

        Total liabilities and
          partners' capital                  $33,682,523       $34,329,995
                                             ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          Three Months Ended                    Nine Months Ended
                              September 30, 1996    September 30, 1997  September 30, 1996  September 30, 1997
                              ------------------    ------------------  ------------------  ------------------

Revenues:
  Rental income from
   operating leases               $  481,484           $  534,309             $1,357,546        $1,604,892
  Interest from direct
   financing leases                  671,944              681,864              2,014,179         2,039,136
  Other interest income               12,500               16,406                 32,368            43,750
                                  ----------           ----------             ----------        ----------
                                   1,165,928            1,232,579              3,404,093         3,687,778
                                  ----------           ----------             ----------        ----------

Expenses:
  Interest                           121,273              133,850                578,263           415,208
  Depreciation                       124,695              129,855                374,624           389,565
  General and administrative          71,294               52,800                232,913           199,674
  Property expense                   146,591              118,413                322,928           302,480
  Amortization                         1,786                1,786                  5,062             5,357
                                  ----------           ----------             ----------        ----------
                                     465,639              436,704              1,513,790         1,312,284
                                  ----------           ----------             ----------        ----------

     Net income                   $  700,289           $  795,875             $1,890,303        $2,375,494
                                  ==========           ==========             ==========        ==========

Net income allocated
  to General Partners             $    7,003           $    7,959             $   18,903        $   23,755
                                  ==========           ==========             ==========        ==========

Net income allocated
  to Limited Partners             $  693,286           $  787,916             $1,871,400        $2,351,739
                                  ==========           ==========             ==========        ==========

Net income per Unit:
   (54,900 Limited
  Partnership Units)                 $12.63               $14.35                 $34.09           $42.83
                                     ======               ======                 ======           ======

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Nine Months Ended
                                                                September 30,
                                                          ------------------------
                                                          1996                1997
                                                          ----                ----
Cash flows from operating activities:
  Net income                                         $ 1,890,303         $ 2,375,494
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                        379,686             394,922
    Other noncash items                                 (146,597)           (160,600)
    Net change in operating assets and liabilities       (51,687)           (242,752)
                                                     -----------         -----------
     Net cash provided by operating activities         2,071,705           2,367,064
                                                     -----------         -----------

Cash flows from investing activities:
  Additional capitalized costs                            (5,000)           (430,618)
                                                    ------------         -----------
     Net cash used in investing activities                (5,000)           (430,618)
                                                    ------------         -----------

Cash flows from financing activities:
  Distributions to partners                           (1,951,037)         (1,061,400)
  Prepayment of mortgage notes payable                (5,539,072)
  Proceeds from issuance of mortgage note payable      7,000,000
  Payments on mortgage principal                        (725,328)           (663,962)
  Payments on note payable to affiliate               (1,250,000)
  Proceeds from issuance of note payable to
     affiliate                                         1,000,000
  Deferred financing costs                               (72,324)
                                                    ------------         -----------

     Net cash used in financing activities            (1,537,761)         (1,725,362)
                                                    ------------         -----------

     Net increase in cash and cash equivalents           528,944             211,084

  Cash and cash equivalents, beginning of period         577,506           1,066,861
                                                     -----------         -----------

     Cash and cash equivalents, end of period        $ 1,106,450         $ 1,277,945
                                                     ===========         ===========
Supplemental disclosure of cash flows information:

         Interest paid                               $   620,515         $   419,312
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

Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the nine months ended September 30, 1997 are summarized as follows:

Quarter Ended     General Partners   Limited Partners   Per Limited Partner Unit

December 31, 1996      $3,532             $349,713                $6.37
                       ======             ========                =====

March 31, 1997         $3,538             $350,262                $6.38
                       ======             ========                =====

June 30, 1997          $3,544             $350,811                $6.39
                       ======             ========                =====

A distribution of $6.40 per Limited Partner Unit for the quarter ended September 30, 1997 was declared and paid in October 1997.

Note 3.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred property management fees of $33,156 and $74,174, respectively, and general and administrative expense reimbursements of $12,042 and $38,770, respectively, payable to an affiliate. For the three-month and nine-month periods ended September 30, 1997, the Partnership incurred property management fees of $20,615 and $90,978, respectively, and general and administrative expense reimbursements of $14,011 and $46,224, respectively, payable to an affiliate. Management believes that ultimate payment of a preferred return to the General Partners of $1,048,845, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined in Statement of Financial Accounting Standards No. 5, and no accrual for such preferred return has been reflected in the accompanying Consolidated Financial Statements.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1996 and 1997 were $35,916 and $24,584, respectively.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the nine-month periods ended September 30, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                          1996       %          1997        %
                                          ----      ----        ----       ---

Unisource Worldwide, Inc.             $  987,506     29%     $  991,808     27%
Prefinish Metals Incorporated            718,326     21         725,756     20
Gibson Greetings, Inc.                   617,068     18         628,208     17
Cleo, Inc.                               322,254     10         342,067      9
AT&T Corporation                         220,016      7         222,154      6
Western Union Financial Services, Inc.   177,625      5         177,194      5
Excel Communications, Inc.                                      156,724      4
B&G Contract Packaging, Inc.              84,000      2         153,000      4
Maybelline Products Co., Inc.            117,000      4          91,000      3
Sports & Recreation, Inc.                 30,273      1          90,819      3
Other                                     97,657      3          65,298      2
                                      ----------    ----     ----------    ---
                                      $3,371,725    100%     $3,644,028    100%
                                      ==========    ====     ==========    ====

Note 5.  Consent Solicitation:

On October 15, 1997, Carey Diversified LLC ("CDSM") filed a Consent Solicitation Statement/Prospectus ("consent solicitation") with the United States Securities and Exchange Commission. The General Partners are proposing that the Limited Partners of the nine CPA(R) limited partnerships approve a transaction in which each CPA(R) limited partnership would be merged with a subsidiary partnership of CDSM, of which CDSM is the general partner. As described in the consent solicitation, each limited partner would have the option of either exchanging his or her limited partnership units for an interest in CDSM ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). If the holders of a majority of the outstanding limited partnership units of the Partnership consent to the transaction, the merger of the Partnership with the corresponding subsidiary partnership of CDSM may be consummated. If the transaction is consummated, the General Partners will exchange a portion of their general partnership interests in exchange for Listed Shares. The transaction will not occur unless the CPA(R) Partnerships approving the transaction represent at least $200,000,000 in Total Exchange Value, as defined. There is no assurance that the holders of limited partnership units of the Partnership will consent to the transaction or that the transaction will occur.

If the transaction is completed, the Listed Shares will be listed and publicly traded on the New York Stock Exchange. Subsidiary Partnership Units will provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but will not be listed on a securities exchange. Conversion of limited partnership units to Listed Shares or Subsidiary Partnership Units will not result in a taxable event to the limited partners. The risk factors and benefits relating to the proposed transaction are described in the consent solicitation. The General Partners, as well as all the Directors of the Corporate General Partners of the CPA(R) Partnerships, have unanimously approved the proposed transaction.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS

Results of Operations:

    Net income for the three-month and nine-month periods ended September 30, 1997 increased by $96,000 and $485,000, respectively, as compared with the similar periods ended September 30, 1996. Income for both periods benefited from an increase in lease revenues. The three-month period also benefited from a decrease in property expense. The nine-month period benefited from a decrease in interest expense.

    Lease revenues increased due to the commencement of new leases with Sports & Recreation, Inc. and Excel Communications, Inc. in July 1996 and December 1996, respectively, as well as full occupancy of the Maumelle, Arkansas distribution facility in 1997. The Maumelle facility was not fully leased until the second quarter of 1996. As of August 1997, B&G Contracting, Inc. is occupying 100% of the facility and took possession of the space which Maybelline Products Co., Inc. relinquished on July 31, 1997. The decrease in property expense was due to the net leases entered into with Sports & Recreation and Excel at the Partnership's properties in Moorestown, New Jersey and Reno, Nevada, respectively. A net lease requires the lessee to absorb the costs associated with operating a property including the costs of maintenance, insurance and real estate taxes. Prior to entering into the leases, the properties were vacant and the Partnership absorbed such costs. The benefit to property expense from the absorption of the costs by lessees at the Moorestown and Reno properties was partially offset by legal costs incurred in connection with the Partnership's bankruptcy claim against New Valley Corporation. New Valley terminated its leases on the Moorestown and Reno properties in 1993 and 1994, respectively, in connection with its voluntary bankruptcy petition. A final ruling on the Partnership's claim against New Valley is expected before the end of the year. Although the Partnership believes it will ultimately receive substantial proceeds from its claim, the amount cannot be currently estimated. The decrease in interest expense was due to the refinancing of the mortgage loan collateralized by the property leased to Unisource Worldwide, Inc. in 1996.

Financial Condition:

    There has been no material change in the Partnership's financial condition since December 31, 1996. Cash flow from operations of $2,367,000 was sufficient to fund quarterly distributions to partners of $1,061,000 and pay scheduled mortgage principal installments of $664,000. In addition, operating cash flow was sufficient to fully fund the final installment of improvements to the Excel property during the first quarter of 1997. The Partnership currently has mortgage debt outstanding on two properties. Both mortgage loans are scheduled to fully amortize. The Partnership expects to pay off these loans from future operating cash flow.

    As more fully described in Note 5 to the Consolidated Financial Statements, the General Partners have distributed to Limited Partners a consent solicitation which proposes an exchange of limited partnership units for securities in a publicly-traded limited liability company. The exchange would not result in a taxable event to the limited partners, and the General Partners believe that this proposed transaction will provide limited partners with liquidity on a tax-effective basis. There is no assurance that the proposed transaction will be completed.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                                     PART II

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

             None

      (b)    Reports on Form 8-K:

             During the quarter ended September 30, 1997, the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORPORATE PROPERTY ASSOCIATES 2
                                  (a California limited partnership)

                                  By: W.P. CAREY & CO., INC.


        11/06/97                  By:   /s/ Steven M. Berzin
        --------                        ---------------------------------
           Date                             Steven M. Berzin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


        11/06/97                  By:   /s/ Claude Fernandez
        --------                        ---------------------------------
           Date                             Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)