Form 10-K405
period 1997-12-31
CORPORATE PROPERTY ASSOCIATES 2
filed 1998-03-25
CIK 312918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the quarterly period ended DECEMBER 31, 1997

                                               or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  _________________ to _________________

      Commission file number 0-9727

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

Registrant's telephone number, including area code (212) 492-1100

Securities registered pursuant to Section 12(b) of the Act:

               Title of each class                    Name of each exchange on which registered
               -------------------                    -----------------------------------------
                  NONE                                           NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          SUBSIDIARY PARTNERSHIP UNITS
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   / X /  Yes   /   /   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Subsidiary Partnership Units.

                                      PART I


Item 1.  Business.


            Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on August 9, 1979. Effective January 1, 1998, the General Partner of Registrant is Carey Diversified LLC ("Carey Diversified"). W. P. Carey & Co., Inc. and William Polk Carey were formerly the Corporate General Partner and the Individual General Partner, respectively. Carey Diversified is also the General Partner of Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8") and Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"). Registrant has entered into an agreement with Carey Management LLC ("Carey Management") pursuant to which Carey Management performs a variety of management services for Registrant.

            Registrant has only one industry segment which consists of the investment in and the leasing of industrial and commercial real estate. See Selected Financial Data in Item 6 for a summary of Registrant's operations. Also see the material contained in the Prospectus of Registrant dated January 18, 1980 under the heading INVESTMENT OBJECTIVES AND POLICIES.

            The properties owned by Registrant are described in Item 2. Registrant's entire net proceeds from the public offering, less any return of capital and a working capital reserve have been fully invested in net leased commercial and industrial real estate since November 30, 1982, the date of Registrant's final real estate acquisition.

            For the year ended December 31, 1997, revenues from properties occupied by tenants which accounted for 10% or more of operating revenue were as follows: Unisource Worldwide, Inc. ("Unisource"), 27%; Pre Finish, Metals, Inc. ("Pre Finish"), 20% and Gibson Greetings, Inc., 17%. No other property owned by Registrant accounted for 10% or more of its total operating revenues during 1997. See Note 9 to the Financial Statements in Item 8. Unisource and Material Sciences Corporation ("MSC"), guarantor of Pre Finish's lease obligations, are publicly traded companies. For the fiscal year ended September 30, 1997, Unisource's audited financial statement reported revenues of $7,108,400,000, net income of $58,700,000, total assets of $2,558,000,000 and shareholders' equity of $984,400,000. MSC's audited financial statements for the year ended February 28,1997 reported net sales of $278,017,000, net income of $16,236,000, total assets of $254,089,000 and shareholders' equity of $133,373,000.

            All of Registrant's real estate properties are leased to corporate tenants under net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partner for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance for its leased properties and primary property and liability for its property in Maumelle, Arkansas which is reimbursed by tenants. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair properties and settle liabilities.

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

            As described in Note 10 to the Financial Statements in Item 8, in connection with the bankruptcy claim of Registrant and CPA(R):3 against New Valley Corporation ("New Valley"), the Bankruptcy Court entered a judgment in January 1998 which awarded Registrant and CPA(R):3: $2,900,000 (of which Registrant's share is $1,130,000) on their claim. New Valley has elected to appeal the Bankruptcy Court's judgment to the United States District Court for the District of New Jersey (Newark). The Partnership and CPA(R):3 have cross-appealed on different issues.

            Since Registrant's objective has been to invest in properties which are occupied by a single corporate tenant and subject to long-term net leases backed by the credit of the corporate lessee, Registrant's properties have not been generally subject to the competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy was to identify properties which included operations of material importance to the lessee so that the lessee would be more likely to extend its lease beyond the initial term or exercise a purchase option if such option was provided for in the lease agreement. Registrant believes that this strategy reduces its exposure to the competitive conditions of the local and regional real estate markets. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

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

            On October 16, 1997, Registrant distributed a Consent Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate Registrant with the other CPA(R) Partnerships. Proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, were approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January

1, 1998, 1,937 holders representing 54,227 of the 54,900 limited partnership units exchanged such units for 1,516,187 Listed Shares with 29 holders of the remaining 673 limited partnership units exchanging such units for Subsidiary Partnership Units. The former General Partners received 158,192 Listed Shares for their interest in their share of the appreciation in Registrant properties.

            The Listed Shares are listed on the New York Stock Exchange. The Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in Registrant prior to the Consolidation, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made after an appraisal of Registrant's properties. The date of such an appraisal is to be no later than December 31, 1998.

            Registrant does not have any employees. Carey Management, an affiliate of the General Partner of Registrant performs accounting, secretarial and transfer services for Registrant. Chase Mellon Shareholder Services, Inc. also performs certain transfer services for Registrant and The Chase Manhattan Bank performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services to Registrant.

            Registrant's management company has responsibility for maintaining the company's books and records. An affiliate of the management company services the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on the Registrant's operations; however, such assessment has not been completed. Registrant relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect the Registrant.

Item 2.  Properties.

            Registrant's properties are as follows:

      LEASE                                                         TYPE OF OWNERSHIP
    OBLIGOR            TYPE OF PROPERTY         LOCATION                 INTEREST
    -------            ----------------         --------            -----------------
GIBSON GREETINGS,      Land and Manufacturing   Cincinnati,         Ownership of a 28.5%
INC.                   Warehouse Buildings      Ohio and            interest in land and
                       - 2 locations            Berea, Kentucky     buildings

CSS INDUSTRIES,        Land and Manufac-        Memphis,            Ownership of a 28.5%
INC./CLEO, INC.        turing/Warehouse         Tennessee           interest in land and
                       Building                                     buildings

UNISOURCE              Land and Office/         City of Commerce,   100% interest in LLC
WORLDWIDE,             Warehouse/Distri-        California          which owns land
INC.                   bution Center                                and building (1)

WESTERN UNION          Land and                 Bridgeton,          Ownership of an
FINANCIAL SERVICES,    Centralized              Missouri            approximate 39%
INC.                   Telephone Bureau                             interest in land
                                                                    and buildings

SPORTS &               Land and                 Moorestown,         Ownership of an
RECREATION,            Building                 New Jersey          approximate 39%
INC.                                                                interest in land
                                                                    and buildings

AT&T CORPORATION       Land and a               Bridgeton,          Ownership of an
                       Computer Center          Missouri            approximate 39%
                                                                    interest in land
                                                                    and building

EXCEL TELE-            Land and                 Reno,               Ownership of an
COMMUNICATIONS,        Building                 Nevada              approximate 39%
INC.                                                                interest in land
                                                                    and buildings

PRE FINISH METALS      Land and Warehouse/      Walbridge, Ohio     Ownership of a 40%
INCORPORATED           Manufacturing Plant                          interest in land
                                                                    and building (1)

B&G CONTRACT           Land and Warehouse/      Maumelle,           Ownership of land
PACKAGING, INC.        Distribution Center      Arkansas            and building

WEXLER AND WEXLER      Land and Retail          New Orleans,        Ownership of land
                       Stores                   Louisiana           and building

A. JONES               Land and Retail          Greensboro, North   Ownership of land
                       Stores                   Carolina            and building

KINKOS OF OHIO, INC.   Land and Retail Store    Canton, Ohio        Ownership of land
                       (on adjacent sites)                          and building



(1) These properties are encumbered by mortgage notes payable.

            The material terms of Registrant's leases with its significant tenants are summarized in the following table:


                 Registrant's
                   Share                   Current      Lease
Lease           of Current     Square     Rent Per    Expiration  Renewal   Ownership
Obligor        Annual Rents   Footage     Sq.Ft.(1)   (Mo./Year)   Terms    Interest                      Terms of Purchase Option
-------        ------------   -------     ---------   ----------   -----    --------                      ------------------------
Gibson         $  733,429     1,194,840      2.59       04/2010     YES     28.5% interest as             Fair market value as
Greetings,                                                                  tenant-in-common;             encumbered by the
Inc.                                                                        remaining interest            lease.
                                                                            owned by Corporate
                                                                            Property Associates
                                                                            3 ("CPA(R):3")

CSS               345,600     1,006,566      1.49       12/2005     YES     28.5% interest as tenant-     The greater of fair
Industries,                                                                 in-common; remaining          market value or
Inc./Cleo,                                                                  interest owed by CPA(R):3     $4,275,000.  Fair
Inc.                                                                                                      market value is capped
                                                                                                          at $4,631,250.

Unisource       1,292,800       411,579      3.14       04/2010     YES     100%                          The greater of
Worldwide,                                                                                                fair market
Inc. (3)                                                                                                  value of the
                                                                                                          property or
                                                                                                          $10,744,680.

New Valley        257,632        78,080      8.41       11/2001     YES     39% interest;                 N/A
Corporation                                                                 as tenant-in-
                                                                            common,
                                                                            remaining interest
                                                                            owned by CPA(R):3

AT&T              311,709        55,810     14.24       11/2001     YES     39% interest;                 N/A
Corporation                                                                 as tenant-in-
                                                                            common,
                                                                            remaining interest
                                                                            owned by CPA(R):3

Pre Finish        968,639 (2)   313,704      7.72       06/2003     YES     40% interest;                 The greater of
Metals                                                                      as tenant-in-                 fair market
Incorporated                                                                common,                       value of the
 (3)                                                                        remaining                     property or
                                                                            interest owned                $5,248,817 plus
                                                                            by Corporate                  2 1/2% thereof per
                                                                            Property                      annum, not compounded,
                                                                            Associates                    from 12/9/80 to the
                                                                                                          closing date.

Sports &          121,093        74,066      4.17       05/2012     YES     39% interest; as tenant-in-   N/A
Recreation,                                                                 common interest owed by
Inc.                                                                        CPA(R):3


Excel             208,966        53,158     10.02       12/2002     YES     39% interest;                 N/A
Commun-                                                                     as tenant-in-
ications, Inc.                                                              common, remaining
                                                                            interest owned by
                                                                            CPA(R):3

(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.

(2) Partnership's share of equity rent of $331,403 plus variable debt rent

(3) These properties are encumbered by limited recourse mortgages.

Item 3.  Legal Proceedings.

            As of the date hereof, Registrant is not a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

            Information with respect to matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997 is hereby incorporated by reference to Page 22 of Registrant's Annual Report contained in Appendix A.


                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.


            Information with respect to Registrant's common equity is hereby incorporated by reference to page 22 of Registrant's Annual Report contained in Appendix A.


Item 6.  Selected Financial Data.

            Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of Registrant's Annual Report contained in Appendix A.


Item 8.  Consolidated Financial Statements and Supplementary Data.

            The following financial statements and supplementary data are hereby incorporated by reference to pages 5 to 17 of Registrant's Annual Report contained in Appendix A.

      (i)   Report of Independent Accountants.

      (ii)  Consolidated Balance Sheets as of December 31, 1997 and 1997.

      (iii) Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.

      (iv) Consolidated Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.

      (v) Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

      (vi)  Notes to Consolidated Financial Statements.


Item 9.  Disagreements on Accounting and Financial Disclosure.

            NONE

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

            Registrant has no officers or directors. The directors and executive officers of the General Partner, Carey Diversified LLC, are as follows:

                                                                      Has Served as a
                                                                      Director and/or
      Name              Age         Positions Held                    Officer Since (1)
      ----              ---         --------------                    -----------------
Francis J. Carey         72   Chairman of the Board                           1/98
                              Chief Executive Officer
                              Director

William Polk Carey       67   Chairman of the Executive Committee             1/98
                              Director

Steven M. Berzin         47   Vice Chairman                                   1/98
                              Chief Legal Officer
                              Director

Gordon F. DuGan          31   President                                       1/98
                              Chief Acquisitions Officer
                              Director

Donald E. Nickelson      64   Chairman of the Audit Committee                 1/98
                              Director

Eberhard Faber, IV       61   Director                                        1/98

Barclay G. Jones III     37   Director                                        1/98

Lawrence R. Klein        77   Director                                        1/98

Charles C. Townsend, Jr. 69   Director                                        1/98

Reginald Winssinger      55   Director                                        1/98

Claude Fernandez         45   Executive Vice President                        1/98
                              - Financial Operations

John J. Park             33   Executive Vice President                        1/98
                              Chief Financial Officer
                              Treasurer

H. Augustus Carey        40   Senior Vice President                           1/98
                              Secretary

Samantha K. Garbus       29   Vice President - Asset Management               1/98

Susan C. Hyde            29   Vice President - Shareholder Services           1/98

Robert C. Kehoe          37   Vice President - Accounting                     1/98

Edward V. LaPuma         24   Vice President - Acquisitions                   1/98



            William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

            A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

            Francis J. Carey, Chairman of the Board, Chief Executive Officer and Director, was elected President and a Managing Director of W. P. Carey & Co. ("W.P. Carey") in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania.

            Gordon F. DuGan, President, Chief Acquisitions Officer and Director, was elected Executive Vice President and a Managing Director of W.P. Carey in June 1997. Mr. Dugan rejoined W.P. Carey as Deputy Head of Acquisitions in February 1997. Mr. Dugan was until September 1995 a Senior Vice President in the Acquisitions Department of W.P. Carey. Mr. Dugan joined W.P. Carey as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance. From October 1995 until February 1997, Mr. Dugan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer.

            Steven M. Berzin, Vice Chairman, Chief Legal Officer and Director, was elected Executive Vice President, Chief Financial Officer, Chief Legal Officer and a Managing Director of W.P. Carey in July 1997. From 1993 to 1997, Mr. Berzin was Vice President - Business Development of General Electric Capital Corporation in the office of the Executive Vice President and, more recently, in the office of the President, where he was responsible for business development activities and acquisitions. From 1985 to 1992, Mr. Berzin held various positions with Financial Guaranty Insurance Company, the last two being Managing Director, Corporate Development and Senior Vice President and Chief Financial Officer. Mr. Berzin associated with the law firm of Cravath, Swaine & Moore from 1978 to 1985 and from 1976 to 1977, he served as law clerk to the Honorable Anthony M. Kennedy, then a United States Circuit Judge. Mr. Berzin received a B.A. and M.A. in Applied Mathematics from Harvard University, a B.A. in Jurisprudence and an M.A. from Oxford University and a J.D. from Harvard Law School..

            Donald E. Nickelson, Chairman of the Audit Committee and Director, serves as Chairman of the Board and a Director of Greenfield Industries, Inc. and a Director of Allied Healthcare Products, Inc. Mr. Nickelson is Vice-Chairman and a Director of the Harbor Group, a leverage buy-out firm. He is also a Director of Sugen Corporation and D.T.I. Industries, Inc. and a Trustee of mainstay Mutual Fund Group. From 1986 to 1988, Mr. Nickelson was President of PaineWebber Incorporated; from 1988 to 1990, he was President of the PaineWebber Group; and from 1980 to 1993 a Director. Prior to 1986, Mr. Nickelson served in various capacities with affiliates of PaineWebber Incorporated and its predecessor firm. From 1988 to 1989, Mr. Nickelson was a Director of a diverse group of corporations in the manufacturing, service and retail sectors, including Wyndham Baking Co., Inc., Hoover Group, Inc., Peebles, Inc. and Motor Wheel Corporation. He is a former Chairman of National Car Rentals, inc. Mr. Nickelson is also a former Director of the Chicago Board Options Exchange and is the former Chairman of the Pacific Stock Exchange.

            William Polk Carey, Chairman of the Executive Committee and Director, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of

Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

            Eberhard Faber IV, is currently a Director of PNC Bank, N.A., Chairman of the Board and Director of the newspaper Citizens Voice, a Director of Ertley's Motorworld, Inc., Vice-Chairman of the Board of King's College and a Director of Geisinger Wyoming Valley Hospital. Mr. Faber served as Chairman and Chief Executive Officer of Eberhard Faber, Inc., from 1973 to 1987. Mr. Faber also served as the Director of the Philadelphia Federal Reserve Bank, including service as the Chairman of its Budget and Operations Committee from 1980 to 1986. Mr. Faber has served on the boards of several companies, including First Eastern bank from 1980 to 1993.

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

            Lawrence R. Klein, Director, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

            Charles C. Townsend, Jr., Director, currently is an Advisory Director of Morgan Stanley & Co., having held such position since 1979. Mr. Townsend was a Partner and a Managing Director of Morgan Stanley & Co. from 1963 to 1978 and served as Chairman of Morgan Stanley Realty Corporation from 1977 to 1982. Mr. Townsend holds a B.S.E.E. from Princeton University and an M.B.A. from Harvard University. Mr. Townsend serves as Director of CIP(TM) and CPA(R)14.

            Reginald Winssinger, Director, is currently Chairman of the Board and Director of Horizon Real Estate Group, Inc. Mr. Winssinger has managed portfolios of diversified real estate assets exceeding $500 million throughout the United States for more than 20 years. Mr. Winssinger is active in the planning and development of major land parcels and has developed 20 commercial properties. Mr. Winssinger is a native of Belgium with more than 25 years of real estate practice, including 10 years based in Brussels, overseeing appraisals, construction and management. Mr. Winssinger holds a B.S. in Geography from the University of California at berkeley and received a degree in Appraisal and Survey in Belgium. Mr. Winssinger presently serves as Honorary Belgium Consul to the State of Arizona, a position he has held since 1991.

            Claude Fernandez, Executive Vice President - Financial Operations, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received a B.S. degree in accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

            John J. Park, Executive Vice President, Chief Financial Officer and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

            H. Augustus Carey, Senior Vice President and Secretary, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

            Samantha K Garbus, Vice President - Director of Asset Management, became a Second Vice President of W.P. Carey in April 1995 and a Vice President in April 1997. Ms. Garbus joined W. P. Carey as a Property Management Associate in January 1992. Ms. Garbus received a B.A. in History from Brown University in May 1990 and an M.B.A. from the Stern School of New York University in January 1997.

            Susan C. Hyde, Vice President - Director of Shareholder Services, joined W. P. Carey in 1990, became a Second Vice President in April 1995 and a Vice President in April 1997. Ms. Hyde graduated from Villanova University in 1990 where she received a B.S. in Business Administration with a concentration in Marketing and a B.A. in English.

            Robert C. Kehoe, Vice President - Accounting, joined W.P. Carey as a Senior Accountant in 1987. Mr. Kehoe became a Second Vice President of W. P. Carey in April 1992 and a Vice President in July 1997. Prior to joining the company, Mr. Kehoe was associated with Deloitte, Haskins & Sells for three years and was Manager of Financial Controls at CBS Educational and Professional Publishing for two years. Mr. Kehoe received a B.S. in Accounting from Manhattan College in 1982 and an M.B.A. in Finance from Pace University in 1993.

            Edward V. LaPuma, Vice President - Acquisitions, joined W. P. Carey as an Assistant to the Chairman in July 1995, became a Second Vice President in July 1996 and a Vice President in April 1997. A graduate of the University of Pennsylvania, Mr. LaPuma received a B.A. in Global Economic Strategies from The College of Arts and Sciences and a B.S. in Economics with a Concentration in Finance from the Wharton School.


Item 11.  Executive Compensation.

            Until January 1, 1998, under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 9/10th of 1% of Distributable Cash From Operations was payable to the former Corporate General Partner and 1/10 of 1% of Distributable Cash From Operations, as defined, was payable to the former Individual General Partner. The former Corporate General Partner and the former Individual General Partner received $12,747 and $1,416, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1997.

            As owner of 200 Limited Partnership Units, the former Corporate General Partner received cash distributions of $5,108 during the year ended December 31, 1997. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the former Corporate General Partner or any other affiliate of Registrant during the year ended December 31, 1997.

            In the future, a special limited partner, Carey Management LLC will receive 9/10th of 1% of Distributable Cash From Operations, William Polk Carey will receive, as a special limited partner, 1/10th of 1% of Distributable Cash From Operations and each will be allocated the same percentage of the profits and losses of Registrant.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

            As of December 31, 1997, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Registrant.

            The following table sets forth as of March 20, 1998 certain information as to the ownership by directors and executive officers of securities of the General Partner of Registrant:

                                                     Number of Listed
                                 Name of           Shares and Nature of           Percent
Title of Class              Beneficial Owner       Beneficial Ownership           of Class
--------------              ----------------       --------------------           --------
Listed Shares               William Polk Carey
                            Francis J. Carey
                            Steven M. Berzin
                            Gordon F. DuGan
                            Donald E. Nickelson
                            Eberhard Faber IV
                            Barclay G. Jones III
                            Lawrence R. Klein
                            Charles C. Townsend, Jr.
                            Reginald Winssinger
                            John J. Park
                            Claude Fernandez
                            H. Augustus Carey
                            Susan K. Garbus
                            Susan C. Hyde
                            Robert C. Kehoe
                            Edward V. LaPuma

All executive officers
and directors as a
group (17 persons)


            In connection with Consolidation of Registrant into Carey Diversified LLC, effective January 1, 1998, no officer or director, other than William Polk Carey, owns a direct interest in Registrant. William Polk Carey owns a 0.1% interest in Registrant as a special limited partner and has a controlling interest in Carey Management LLC which owns a 0.9% interest in Registrant as a special limited partner. Effective January 1, 1998, Carey Diversified owns an approximate 98% interest in Registrant.

            There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.


Item 13. Certain Relationships and Related Transactions.

            For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack, Senior Vice President and Secretary of the Corporate General Partner and certain of its affiliates, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant. Mr. Pollack was the Secretary, until July 1997, of the former Corporate General Partner.

            No officer or director of the Corporate General Partner or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K



   (a)      1.    Consolidated Financial Statements:

                  The following consolidated financial statements are filed as a part of this Report:

   Report of Independent Accountants.

   Consolidated Balance Sheets, December 31, 1996 and 1997.

   Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.

   Consolidated Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.

   Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

   Notes to Consolidated Financial Statements.


   The financial statements are hereby incorporated by reference to pages 5 to 17 of Registrant's Annual Report contained in Appendix A.



   (a)      2.    Financial Statement Schedule:

            The following schedule is filed as a part of this Report:

   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997.

   Notes to Schedule III.


   Schedule III and notes thereto are hereby incorporated by reference to pages 18 to 20 of Registrant's Annual Report contained in Appendix A.


            Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

   (a)3.    Exhibits:

            The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                             Method of
  No.       Description                                              Filing
-------     -----------                                              ------
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

   4.42   Letter Agreement dated June 26, 1986              Exhibit 4.8 to Form 8-K
          among Creditanstalt, as Lender, and               dated July 14, 1986
          MSC and PFM.

Exhibit                                                             Method of
  No.       Description                                              Filing
-------     -----------                                              ------
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

  10.7    Lease Agreement dated January 25, 1982            Exhibit 1 to Form 8-K
          between Registrant and CPA(R):3, as              dated February 10, 1982
          landlord, and Gibson Greeting Cards, Inc.,
          as tenants.

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
                                                            CPA(R):3

Exhibit                                                             Method of
  No.       Description                                              Filing
-------     -----------                                              ------
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
                                                            CPA(R):3

Exhibit                                                             Method of
  No.       Description                                              Filing
-------     -----------                                              ------
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

  10.30   Lease Guaranty dated as of May 30,                Exhibit 10.5 to Form 8-K
          1986 from MSC to Registrant and                   dated July 14, 1986
          CPA(R):1 and Creditanstalt.

  10.31   Sublease dated as of May 30, 1986                 Exhibit 10.6 to Form 8-K
          between PFM and Walbridge Coatings                dated July 14, 1986
          ("Walbridge").

  10.32   Memorandum of Sublease dated as of                Exhibit 10.7 to Form 8-K
          May 30, 1986 by and between PFM and               dated July 14, 1986
          Walbridge.

  10.33   Letter of Agreement dated November 24, 1992       Exhibit 10.1 to Form 8-K
          between Registrant and Heekin Can, Inc.           dated December 10, 1992

Exhibit                                                             Method of
  No.       Description                                              Filing
-------     -----------                                              ------
  10.34   Lease Agreement dated November 15, 1995           Exhibit 10.34 to Form 10-K
          by and between Registrant and CPA(R):3,           dated April 8, 1996
          as Landlord, and Cleo, Inc., as Tenant.

  10.34   Lease Agreement dated November 15, 1995           Exhibit 10.34 to Form 10-K
          by and between Registrant and CPA(R):3,           dated April 8, 1996
          as Landlord, and Cleo, Inc., as Tenant.

  10.35   Lease Amendment Agreement dated November          Exhibit 10.35 to Form 10-K
          15, 1995 by and between Registrant and            dated April 8, 1996
          CPA(R):3, as Landlord, and Gibson
          Greetings, Inc., as Tenant.

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


   (b)      Reports on Form 8-K

            The Registrant filed a report on form 8-K dated January 1, 1998 pursuant to Item 5 - Other Events (EX-99.1 Press Release From W. P. Carey & Co., Inc. (December 17, 1997)).

                                    SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CORPORATE PROPERTY ASSOCIATES 2
                        (a California limited partnership)
                        and SUBSIDIARIES

                        BY:   CAREY DIVERSIFIED LLC

   03/23/98             BY:    /s/ John J. Park
   --------                    ------------------------------------
     Date                     John J. Park
                              Executive Vice President, Chief Financial
                              Officer and Treasurer
                              (Principal Financial Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        BY:   CAREY DIVERSIFIED LLC


     03/23/98           BY:    /s/ Francis J. Carey
     --------                 -----------------------------------
     Date                     Francis J. Carey
                              Chairman of the Board, Chief Executive Officer
                              and Director
                              (Principal Executive Officer)

     03/23/98           BY:    /s/ William P. Carey
     --------                 -----------------------------------
     Date                     William P. Carey
                              Chairman of the Executive Committee and Director

     03/23/98           BY:    /s/ Steven M. Berzin
     --------                 -----------------------------------
     Date                     Steven M. Berzin
                              Vice Chairman, Chief Legal Officer and Director

     03/23/98           BY:    /s/ Gordon F. DuGan
     --------                 -----------------------------------
      Date                    Gordon F. DuGan
                              President, Chief Acquisitions Officer and Director

     03/23/98           BY:    /s/ Donald E. Nickelson
     --------                 -----------------------------------
     Date                     Donald E. Nickelson
                              Chairman of the Audit Committee and Director

     03/23/98           BY:    /s/ Eberhard Faber IV
     --------                 -----------------------------------
     Date                     Eberhard Faber IV
                              Director

     03/23/98           BY:    /s/ Barclay G. Jones, III
     --------                 -----------------------------------
      Date                    Barclay G. Jones, III
                              Director

     03/23/98           BY:    /s/ Dr. Lawrence R. Klein
     --------                 -----------------------------------
     Date                     Dr. Lawrence R. Klein
                              Director

     03/23/98           BY:    /s/ Charles C. Townsend, Jr.
     --------                 -----------------------------------
     Date                     Charles C. Townsend, Jr.
                              Director

     03/23/98           BY:    /s/ Reginald Winssinger
     --------                 -----------------------------------
     Date                     Reginald Winssinger
                              Director

     03/23/98           BY:    /s/ John J. Park
     --------                 -----------------------------------
     Date                     John J. Park
                              Executive Vice President, Chief Financial Officer
                              and Treasurer
                              (Principal Financial Officer)

     03/23/98           BY:    /s/ Claude Fernandez
     --------                 -----------------------------------
     Date                     Claude Fernandez
                              Executive Vice President - Financial Operations
                              (Principal Accounting Officer)

                                          APPENDIX A TO FORM 10-K


                         CORPORATE PROPERTY ASSOCIATES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES


                                          1997 ANNUAL REPORT

SELECTED FINANCIAL DATA



(In thousands except per unit amounts)

                                           1993          1994          1995          1996          1997
                                         -------       -------       -------       -------       -------
OPERATING DATA:

Revenues                                 $ 6,666       $ 5,161       $ 5,186       $ 4,591       $ 4,920

Income before
  extraordinary item (1)                  10,711         1,732         2,596         2,625         3,000

Income before extraordinary
  item allocated:
    To General Partners                      107            17            26            26            30
    To Limited Partners                   10,604         1,715         2,570         2,599         2,970
    Per unit                              192.80         31.18         46.75         47.33         54.10

Distributions attributable (2)(3):
    To General Partners                       21            15            15            14            18
    To Limited Partners                   16,352         1,447         1,495         2,256         1,804
    Per unit                              297.31         26.31         27.19         41.11         32.86

Payment of mortgage
  principal (4)                            1,675         1,617         1,490           937           896


BALANCE SHEET DATA:

Total assets                              41,736        40,571        33,123        33,683        33,852

Long-term
  obligations (5)                         15,758        13,973           939         6,891         6,182


(1) Income in 1993 includes a $7,857,000 gain on sale of properties and an extraordinary loss on extinguishment of nonrecourse debt of the disposed properties of $521,000.

(2) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year. The distribution attributable to the fourth quarter of 1997 was paid to Limited Partners in December 1997.

(3) Distributions include special distributions of $260 and $15 per Limited Partnership Unit in 1993 and 1996, respectively.

(4) Represents scheduled mortgage principal amortization paid.

(5) Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS





            Results of Operations

            Net income for the year ended December 31, 1997, increased by $375,000 as compared with the prior year. The increase in net income was due to an increase in lease revenue (rental income and interest income from direct financing leases) and a decrease in interest expense offset by an increase in property expense.

            The increase in lease revenues was due to the commencement of a lease with Excel Communications, Inc. in December 1997 at the Partnership's property in Reno, Nevada, a full year's rental from Sports & Recreation, Inc. which commenced paying rent in July 1996 on its lease for the property in Moorestown, New Jersey and 100% occupancy of the Maumelle, Arkansas distribution facility in 1997. Until entering into the lease with Excel, the Reno property had been vacant since December 1994. The decrease in interest expense was due to the refinancing in June 1996 of the mortgage loan collateralized by property leased to Unisource Worldwide, Inc. at a lower rate of interest and the continuing amortization of the mortgage loan collateralized by the property leased to Pre Finish Metals, Incorporated. Property expenses increased due to the legal costs incurred in pursuing a bankruptcy claim against New Valley Corporation, the former lessee of the Reno and Moorestown properties and its termination of such leases in 1993 and 1994. This was partially offset by the net leasing of both the Reno and Moorestown property for the entire year. The lessees of the Moorestown and Reno properties are required to pay or reimburse the Partnership for costs of insurance, real estate taxes and maintenance. Such costs had previously been paid by the Partnership.

            Net income for the year ended December 31, 1996 increased by $29,000 as compared with net income for the prior year. The results for 1995 included $123,000 from nonrecurring other income items. The increase in income was due to the decrease in interest expense and was partially offset by decreases in lease revenues and interest income and by an increase in property expense.

            The decrease in interest expense was due to the payoff of the debt collateralized by the Gibson Greetings, Inc. properties in connection with the restructuring of the Gibson lease in the fourth quarter of 1995 and the benefit from the refinancing, in June 1996, of the mortgage loan on the Partnership's property leased to Unisource. Solely as a result of the Unisource mortgage refinancing, annual debt service decreased by $305,000. The decrease in lease revenues was due to the Gibson restructuring which included the severing of a property from the Gibson master lease, restating the Gibson lease and entering into a lease agreement for the severed property with Cleo, Inc. The Partnership received substantial consideration in 1995 for agreeing to the restructuring. Although the combined rent from the Cleo and Gibson properties decreased as compared with rents prior to the restructuring, net cash flow (rent less mortgage debt service) from the Gibson and Cleo properties has remained stable due to the retirement of the mortgage debt on such properties. The decrease in lease revenues was partially offset by new leases for the Moorestown, New Jersey property with Sports & Recreation, Inc. and a new lease with B&G Contract Packaging, Inc. for 50% of the leasable space at Maumelle. The increase in property expense was attributable to legal costs incurred in connection with the Partnership's bankruptcy claim against New Valley and the carrying costs for the Reno and Moorestown properties as well as paying a portion of the carrying costs for the Maumelle property prior to the lease with B&G.

            Interest expense is expected to continue to decrease as a result of the full amortization of Pre Finish Metals mortgage loan in 1998 at which time the Unisource loan will be the Partnership's only mortgage obligation. Lease revenues are expected to remain stable. Sports & Recreation has paid the rent on the Moorestown property since the inception of its lease term in July 1996 but has not occupied the property and does not intend to do so. The Sports & Recreation lease has an initial term through May 2012 and Sports & Recreation retains its obligation to pay rent until the end of such term regardless of whether it occupies the property. The Partnership is cooperating with Sports & Recreation in seeking a new lessee for the property even though it has no obligation to do so.

            Because of the long-term nature of the Partnership's net leases, inflation and changes in prices have not unfavorably affected the Partnership's net income or had an impact on the continuing operations of the Partnership's properties. All of the Partnership's net leases have either periodic mandated rent increases, sales overrides or periodic rent increases based on formulas indexed to increases in the Consumer Price Index, and may have caps on such CPI increases. Although increases in the CPI have been relatively moderate over the past several years, the Partnership should not be significantly impacted as several of its leases provide for stated rent increases rather than increases based on CPI formulas.

            Financial Condition

            The Partnership's cash balances decreased by $129,000 to $938,000. Cash flow from operations of $3,365,000 was sufficient to pay quarterly distributions of $1,416,000 and scheduled principal payment installments of $896,000. In addition, the Partnership paid a distribution of $752,000 in December 1997 in connection with the Consolidation with Carey Diversified LLC. In the first quarter of 1997, the Partnership used $426,000 to complete improvements to retrofit the Reno property and complete its obligation to fund certain improvements at the inception of the Excel lease. The Partnership and AT&T Corporation have been discussing funding an expansion of the Partnership's facility in exchange for a lease extension; however, AT&T and the Partnership have not entered into any commitment to complete a transaction. In the event that an agreement is reached, the Partnership's share of capital costs would be approximately $1,400,000. In addition, if the lease with Sports & Recreation is terminated, improvements would be necessary for the Moorestown property. The Partnership will seek to fund a significant portion of any necessary Moorestown improvements through a lease termination settlement with Sports & Recreation.

            The distribution paid in December 1997 was due to an exchange transaction which occurred on January 1, 1998. The majority of the Partnership's Limited Partners and its General Partners approved a consolidation by merger of the Partnership with a subsidiary limited partnership of Carey Diversified LLC, as proposed in the Consent Solicitation Statement/Prospectus of Carey Diversified dated October 16, 1997. In connection with the merger, 1,937 Limited Partnership Unitholders owning 54,227 Limited Partnership Units elected to exchange their limited partnership units for interests in Carey Diversified. The December 1997 distribution was intended to (a) distribute funds in order to adjust the net assets of the Partnership with the estimate of Total Exchange Value, as defined in the Consent Solicitation Statement/Prospectus, of those assets, and (b) pay the January distribution.

            Limited Partners owning 673 Limited Partnership Units who did not elect to receive interests in Carey Diversified have elected to retain a limited partnership interest in the Partnership as a Subsidiary Partnership Unitholder. Subsidiary Partnership Units have economic interests and legal rights in the Partnership that are substantially similar to those of Limited Partnership Units and represent a direct ownership interest in the Partnership. The holder of Subsidiary Partnership Units will be paid a pro rata share of any distribution paid by the Partnership to Carey Diversified. The Partnership will continue to pay distributions on a quarterly basis until liquidating distributions are made, as described in the Consent Solicitation Statement/Prospectus. The objective with respect to Subsidiary Partnership Units will be to pay distributions as if the Consolidation never had occurred based upon the net cash flows generated by the Partnership.

            The Partnership currently has two mortgage loans outstanding: the Unisource loan which will fully amortize in 2010 and the Pre Finish loan which will fully amortize in 1998. As a substantial number of the Partnership's properties are unleveraged, the Partnership has significant borrowing capacity that can be used, if necessary to fund any potential capital improvement commitments or build working capital reserves. Management has no current plans to draw on its borrowing capacity.

         Pre Finish has an option to purchase its leased property between June 1998 and 2003. The option is exercisable at the greater of fair market value of the property or $5,249,000 plus 2-1/2% per annum from December 1980 to the closing date. The mortgage loan on the Pre Finish property will fully amortize by June 30, 1998, therefore, the Partnership would not need to use any sales proceeds to pay off any mortgage debt in the event the option is exercised. Annual cash flow (rentals less debt service on the mortgage loan) from the Pre Finish property is currently $331,000. Pre Finish has not given any indication as to whether it intends to exercise its option. In addition, Cleo has an option to purchase its leased property at any time with at least six months' notice. The Partnership's share of the sales proceeds in the event the option is exercised would range between $4,275,000 and $4,631,000. Annual cash flow from the Cleo property is $355,000. The Cleo lease provides for an initial term through December 2005.

            In January 1998, the Partnership and Corporate Property Associate 3, an affiliate, which together own properties which were formerly leased to New Valley, were awarded $2,900,000 (of which the Partnership's share is $1,130,000) in their bankruptcy claim against New Valley. New Valley has filed an appeal to contest the award, and the Partnership and Corporate Property Associates 3 have cross-appealed on different issues and are seeking to preserve the award. Accordingly, there is no assurance that the Partnership will receive the full or any amount of this award.

            All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. All of the Partnership's properties are currently leased to corporate tenants. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions that require tenants to indemnify the Partnership against all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its properties, the General Partner believes that in most cases the Partnership will be entitled to reimbursement from tenants for such costs. In the event that the Partnership absorbs a portion of the costs to comply with environmental statutes, the General Partner believes such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

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

         In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 is required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130.

            The Partnership's management company has responsibility for maintaining the Partnership's books and records and servicing the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the management company believes that such issues will not have a material effect on the Partnership's operations; however such assessment has not been completed. The Partnership relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect the Partnership.

                        REPORT of INDEPENDENT ACCOUNTANTS






To the Partners of
  Corporate Property Associates 2
  and Subsidiaries:


            We have audited the accompanying consolidated balance sheets of Corporate Property Associates 2 (a California limited partnership) and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule included on pages 18 to 20 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Property Associates 2 (a California limited partnership) and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.





                                             /s/ Coopers & Lybrand L.L.P.
New York, New York
March 23, 1998

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1997


                                                            1996                1997
                                                            ----                ----
     ASSETS:

Real estate leased to others:
  Accounted for under the
    operating method:
      Land                                              $  4,850,433        $  4,850,433
      Buildings                                           12,756,321          13,186,939
                                                        ------------        ------------
                                                          17,606,754          18,037,372
      Accumulated depreciation                             5,850,679           6,370,139
                                                        ------------        ------------
                                                          11,756,075          11,667,233
  Net investment in direct financing leases               20,259,530          20,474,498
                                                        ------------        ------------
      Real estate leased to others                        32,015,605          32,141,731
Cash and cash equivalents                                  1,066,861             937,680
Other assets, net of accumulated amortization of
  $3,571 in 1996 and $10,714 in 1997 and net
  of reserve for uncollected rents of
  $36,435 in 1997                                            600,057             772,519
                                                        ------------        ------------

           Total assets                                 $ 33,682,523        $ 33,851,930
                                                        ============        ============


     LIABILITIES:

Mortgage notes payable                                  $  7,787,061        $  6,891,306
Accrued interest payable                                      75,233              67,967
Accounts payable and accrued expenses                         66,050             213,494
Accounts payable to affiliates                                63,447           1,169,349
Prepaid rental income                                                             43,389
Security deposits                                            283,694             283,694
                                                        ------------        ------------

         Total liabilities                                 8,275,485           8,669,199
                                                        ------------        ------------

Commitments and contingencies


     PARTNERS' CAPITAL:

General Partners                                             208,334            (832,266)
Limited Partners (54,900 Limited Partnership
  Units issued and outstanding)                           25,198,704          26,014,997
                                                        ------------        ------------
         Total partners' capital                          25,407,038          25,182,731
                                                        ------------        ------------
         Total liabilities and
           partners' capital                            $ 33,682,523        $ 33,851,930
                                                        ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 1995, 1996 and 1997


                                                         1995               1996             1997
                                                         ----               ----             ----
Revenues:
  Rental income                                       $1,717,457        $1,850,494        $2,134,323
  Interest income from direct financing leases         3,174,996         2,688,154         2,723,690
  Other interest income                                  170,631            46,177            61,690
  Other income                                           122,720             6,138
                                                      ----------        ----------        ----------
                                                       5,185,804         4,590,963         4,919,703
                                                      ----------        ----------        ----------
Expenses:
  Interest                                             1,351,797           731,843           542,304
  Depreciation                                           519,891           499,320           519,460
  General and administrative                             298,974           274,126           305,184
  Property expense                                       402,928           454,044           545,592
  Amortization                                            16,133             6,848             7,143
                                                      ----------        ----------        ----------
                                                       2,589,723         1,966,181         1,919,683
                                                      ----------        ----------        ----------

       Net income                                     $2,596,081        $2,624,782        $3,000,020
                                                      ==========        ==========        ==========

Net income allocated to:
  Individual General Partner                          $    2,596        $    2,625        $    3,000
                                                      ==========        ==========        ==========

  Corporate General Partner                           $   23,365        $   23,623        $   27,000
                                                      ==========        ==========        ==========

  Limited Partners                                    $2,570,120        $2,598,534        $2,970,020
                                                      ==========        ==========        ==========

Net income per Unit:
  (54,975 weighted average Limited
  Partnership Units in 1995, 54,900
  Limited Partnership Units in 1996 and 1997)         $    46.75        $    47.33        $    54.10
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

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                  CONSOLIDATED STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1995, 1996 and 1997




                                                                        Partners' Capital Accounts
                                                     ------------------------------------------------------------------
                                                                                                              Limited
                                                                                                              Partners'
                                                                        General             Limited          Amount Per
                                                      Total             Partners            Partners          Unit  (a)
                                                      -----             --------            --------          ---------
Balance, December 31, 1994                          $24,010,612       $   185,844          $23,824,768          $434

Repurchase of Limited Partner Units                     (29,042)                               (29,042)

Distributions                                        (1,491,667)          (14,917)          (1,476,750)          (27)

Net income, 1995                                      2,596,081            25,961            2,570,120            47
                                                    -----------       -----------          -----------          ----

Balance, December 31, 1995                           25,085,984           196,888           24,889,096           454

Distributions                                        (2,303,728)          (14,802)          (2,288,926)          (42)

Net income, 1996                                      2,624,782            26,248            2,598,534            47
                                                    -----------       -----------          -----------          ----

Balance, December 31, 1996                           25,407,038           208,334           25,198,704           459

Distributions                                        (2,175,482)          (21,755)          (2,153,727)          (39)

Accrued preferred distribution                       (1,048,845)       (1,048,845)

Net income, 1997                                      3,000,020            30,000            2,970,020            54
                                                    -----------       -----------          -----------          ----

Balance, December 31, 1997                          $25,182,731       $  (832,266)         $26,014,997          $474
                                                    ===========       ===========          ===========          ====

(a) Based on the weighted average Units issued and outstanding during all periods.

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

              For the years ended December 31, 1995, 1996 and 1997


                                                                       1995                 1996                  1997
                                                                       ----                 ----                  ----
Cash flows from operating activities:
  Net income                                                       $ 2,596,081          $ 2,624,782           $ 3,000,020
  Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation and amortization                                    536,024              506,168               526,603
      Noncash rent adjustments                                         (32,043)            (199,403)             (214,968)
      Restructuring fees received, net of costs                      3,237,685
      Provision for uncollected rents                                   22,666                                     36,435
      Net change in operating assets and liabilities                  (196,404)            (139,675)               16,992
                                                                   -----------          -----------            ----------
           Net cash provided by operating
              activities                                             6,164,009            2,791,872             3,365,082
                                                                   -----------          -----------           -----------


Cash flows from investing activities:
  Additional capitalized costs                                          (6,851)            (200,808)             (430,618)
                                                                   -----------          -----------           -----------
           Net cash used in
                 investing activities                                   (6,851)            (200,808)             (430,618)
                                                                   -----------          -----------           -----------

Cash flows from financing activities:
  Distributions to partners                                         (1,491,667)          (2,303,728)           (2,167,890)
  Repurchase of Limited Partner Units                                  (29,042)
  Proceeds from note payable to affiliate                              250,000            1,000,000
  Payment of note payable to affiliate                                                   (1,250,000)
  Payments of mortgage principal                                    (1,489,763)            (936,587)             (895,755)
  Proceeds from mortgages                                                                 7,000,000
  Prepayments of mortgage payable                                   (7,005,103)          (5,539,072)
  Deferred financing costs                                                                  (72,322)
                                                                   -----------          -----------           -----------
           Net cash used in
              financing activities                                  (9,765,575)          (2,101,709)           (3,063,645)
                                                                   -----------          -----------           -----------

           Net (decrease) increase in cash
              and cash equivalents                                  (3,608,417)             489,355              (129,181)

Cash and cash equivalents, beginning of year                         4,185,923              577,506             1,066,861
                                                                   -----------          -----------           -----------

          Cash and cash equivalents, end of year                   $   577,506          $ 1,066,861           $   937,680
                                                                   ===========          ===========           ===========


    Supplemental disclosure of noncash financing activities:
                  Accrued preferred distribution                                                              $ 1,048,845
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

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

                    NOTES to CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies:

      Basis of Consolidation:

        The consolidated financial statements include the accounts of Corporate
          Property Associates 2 and its wholly-owned subsidiaries (collectively, the "Partnership"). All material inter-entity transactions have been eliminated.

      Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets. Actual results could differ from those estimates.

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

               Operating method - Real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

        The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

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

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


      Cash Equivalents:

        The Partnership considers all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1996 and 1997 were held in the custody of two financial institutions.

      Other Assets:

        Included in other assets are deferred charges which are costs incurred in connection with mortgage note refinancings and are amortized over the terms of the mortgages and deferred costs of Consolidation (see
          Note 13) which represent certain costs related to a Consolidation transaction which have been capitalized. Such Consolidation costs will be included in the revaluation of assets subsequent to December 31, 1997.

      Income Taxes:

        A partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

      Reclassification:

        Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

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

        Through December 31, 1997, the Agreement provided that the General
          Partners were allocated 1% (1/10 of 1% to the Individual General Partner, and 9/10 of 1% to the Corporate General Partner, W.P. Carey & Co., Inc. ("W.P. Carey")), and the Limited Partners were allocated 99% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined in the Agreement, and net proceeds from the sale of Partnership properties. Effective January 1, 1998, as a result the of merger (see Note 13) of the Partnership with a subsidiary partnership of Carey Diversified LLC ("Carey Diversified"), Carey Diversified is the sole general partner of the Partnership. Carey Diversified and the holders of Subsidiary Partnership Units are allocated 99% of the profits and losses and distributable cash and two special limited partners, Carey Management LLC ("Carey Management") and William P. Carey, are allocated 9/10 of 1% and 1/10 of 1% of the profits and losses and distributable cash, respectively.

        In connection with the merger with Carey Diversified and the listing on the New York Stock Exchange, the former Corporate General Partner satisfied the conditions for receiving a subordinated preferred return of $1,048,845, which was measured based upon the cumulative proceeds arising from the sale of the Partnership's assets. Such amount has been included in accounts payable to affiliates as of December 31, 1997. The preferred return, paid in January

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

             NOTES to CONSOLIDATION FINANCIAL STATEMENTS, Continued



          1998, was subject to provisions that limited such payment until a specified cumulative return to limited partners was achieved. The Exchange Value of a Limited Partnership Unit to a Listed Share of Carey Diversified was included in calculating the cumulative return.


3.   Transactions with Related Parties:

        Under the Agreement, a division of W.P. Carey was entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services, necessary to the operation of the Partnership. Effective January 1, 1998, the fees and reimbursements are payable to Carey Management, an affiliate of Carey Diversified. Property management fee and general and administrative expense reimbursements are summarized as follows:

                                                1995        1996         1997
                                                ----        ----         ----
            Property management fee           $254,174    $101,644    $150,696
            General and administrative
              expense reimbursements            51,138      51,394      75,994
                                              --------    --------    --------
                                              $305,312    $153,038    $226,690
                                              ========    ========    ========


        During 1995, 1996 and 1997, fees aggregating $39,370, $192,086 and
          $110,832, respectively, were incurred for legal services performed by a firm in which the Secretary, until July 1997, of the Corporate General Partner and other affiliates is a partner.

        The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred in 1995, 1996 and 1997 were $51,472, $45,007 and $31,457, respectively.

        The Partnership's ownership interests in certain properties are jointly held with affiliated entities as tenants-in-common with the Partnership's undivided ownership interests ranging from 28.5% to 40%. The Partnership accounts for its assets and liabilities relating to tenants-in-common interests on a proportional basis.


 4.  Real Estate Leased to Others Accounted for Under the Operating Method:

        Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $2,184,000 in 1998; $1,732,000 in 1999; $1,749,000 in 2000; $1,750,000 in 2001; and
          $1,774,000 in 2002 and aggregate approximately $14,395,000 through 2012.

        Contingent rents were approximately $65,000 and $45,000 in 1996 and 1997, respectively. No contingent rents were realized in 1995.

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



5.   Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:


                                                          December 31,
                                                     1996             1997
                                                     ----             ----
               Minimum lease payments
                 receivable                       $34,832,818      $32,324,096
               Unguaranteed residual value         22,700,673       22,700,673
                                                  -----------      -----------
                                                   57,533,491       55,024,769
                 Less, Unearned income             37,273,961       34,550,271
                                                  -----------      -----------
                                                  $20,259,530      $20,474,498
                                                  ===========      ===========


        Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $2,485,000 in 1998; $2,473,000 in 1999; $2,543,000 in 2000, $2,708,000
          in 2001; and $2,229,000 in 2002 and aggregate approximately $32,324,000 through 2013.

        Contingent rents were approximately $149,000 in 1995. No contingent rents were realized in 1996 and 1997.



 6.  Mortgage Notes Payable:

        The Partnership's two mortgage notes payable, both of which are limited recourse obligations, are collateralized by the assignment of leases and by real property with a carrying amount as of December 31, 1997 of approximately $18,478,000, before accumulated depreciation. As of December 31, 1997, mortgage notes payable bear interest at rates of 7.24% and 9.25% per annum. The mortgage notes mature in 1998 and 2010, respectively.

        Scheduled principal payments during each of the next five years following December 31, 1997 and thereafter are as follows:

          Year Ending December 31,

            1998                                $  708,933
            1999                                   370,390
            2000                                   397,943
            2001                                   427,546
            2002                                   459,351
            Thereafter                           4,527,143
                                                ----------
               Total                            $6,891,306
                                                ==========



        Interest paid was $1,422,223, $769,023 and $549,570 in 1995, 1996 and
          1997, respectively.

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



 7.   Distributions to Partners:

        Distributions are declared and paid to partners quarterly and are summarized as follows:

                                    Distributions Paid
         Year Ending                  and Payable to     Distributions Paid to       Limited Partners'
         December 31,                General Partners       Limited Partners         Per Unit Amount
         ------------                ----------------       ----------------         ---------------
    1995                                  $14,917              $ 1,476,750               $26.85
    1996:
      Quarterly distributions:            $14,802              $ 1,465,426               $26.68
      Special distribution                                         823,500                15.00
                                          -------              -----------               ------
      Total 1996                          $14,802              $ 2,288,926               $41.68
                                          =======              ===========               ======
    1997                                  $21,755              $ 2,153,727               $39.23
                                          =======              ===========               ======


        Distributions for 1997 include distributions of $751,581 to Limited
          Partners and $7,592 to General Partners declared in December 1997.



 8.   Income for Federal Tax Purposes:

        Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                               1995               1996                 1997
                                               ----               ----                 ----
    Net income per Statements of Income     $2,596,081         $2,624,782           $3,000,020
    Excess tax depreciation                   (612,649)          (368,687)            (330,341)
    Restructuring fee                        3,237,685

    Other                                     (106,511)          (288,538)              14,246
                                            ----------         ----------           ----------
         Income reported for Federal
           income tax purposes              $5,114,606         $1,967,557           $2,683,925
                                            ==========         ==========           ==========



 9.  Industry Segment Information:

        The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate.

        In 1995, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from direct financing leases) from the following lease obligors:

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



                                          1995          %           1996          %         1997           %
                                          ----          -           ----          -         ----           -
  Unisource Worldwide, Inc.           $1,316,677       27%      $1,316,677       29%     $1,322,410        27%
  Pre Finish Metals Incorporated         937,772       19          967,600       21         968,639        20
  Gibson Greetings, Inc.               1,708,392       35          823,776       18         841,090        17
  CSS Industries, Inc./Cleo, Inc.         46,763        1          444,576       10         457,891         9
  AT&T Corporation                       295,728        6          296,066        7         296,050         6
  Western Union Financial
    Services, Inc.                       237,162        5          236,784        5         235,975         5
  B & G Contract Packaging, Inc.                                   126,000        3         235,500         5
  Excel Communications, Inc.                                         2,247                  208,965         4
  Other                                  349,959        7          264,375        6         170,400         4
  Sports & Recreation, Inc.                                         60,547        1         121,093         3
                                      ----------      ----      ----------      ---      ----------       ---
                                      $4,892,453      100%      $4,538,648      100%     $4,858,013       100%
                                      ==========      ====      ==========      ====     ==========       ===


10.  Properties Formerly Leased to New Valley Corporation:

        The Partnership and Corporate Property Associates 3 ("CPA(R):3"), an affiliate, own 39% and 61% interests, respectively, in properties located in Reno, Nevada; Bridgeton, Missouri; and Moorestown, New Jersey. Until May 1993, the three properties were leased to New Valley Corporation ("New Valley"). On April 1, 1993, New Valley filed a petition of voluntary bankruptcy seeking reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, the Bankruptcy Court approved New Valley's termination of its lease with the Partnership and CPA(R):3 for the Moorestown, New Jersey property in May 1993. In December 1994, the Bankruptcy Court also approved the termination of New Valley's lease on the Reno property effective December 31, 1994. Western Union Financial Services, Inc. leases the Bridgeton property.

        In 1995 the Partnership and CPA(R):3 entered into a lease agreement with Sports & Recreation, Inc. ("Sports & Recreation") for the Moorestown property. The agreement provided that after conversion of the facility into a retail store, a lease term of 16 years with an initial annual rent of $308,750 (of which the Partnership's share is $121,000) would commence. During 1996 Sports & Recreation indicated to the Partnership and CPA(R):3 that it had decided not to occupy the property and would seek to terminate the lease. At that time, the Partnership and CPA(R):3 rejected as inadequate Sports & Recreation's termination offer. Sports & Recreation has paid all scheduled rents. The Partnership and CPA(R):3 will evaluate any other termination offers from Sports & Recreation.

        In August 1996 the Partnership and CPA(R):3 entered into a lease agreement for the Reno property with Excel Teleservices, Inc. ("Excel"). The lease obligations of Excel have been guaranteed by its parent company, Excel Communications, Inc. The initial lease term commenced on December 26, 1996.

        In connection with the bankruptcy claim, the Bankruptcy Court entered a judgment in January 1998 which awarded the Partnership and CPA(R):3:
          $2,900,000 (of which the Partnership's share is $1,130,000) on their claim. New Valley has elected to appeal the Bankruptcy Court's judgment to the United States District Court for the District of New Jersey (Newark). The Partnership and CPA(R):3 have cross-appealed on different issues and are seeking to preserve the judgment. There is no assurance that the Partnership will receive the full amount or any of the judgment. Accordingly, no amount that the Partnership may ultimately receive has been recorded in the accompanying financial statements.

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued




11. Environmental Matters:

        All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. All of the Partnership's properties are currently leased to corporate tenants. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. In the event that the Partnership absorbs a portion of the costs to comply with environmental statutes, the General Partner believes such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

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


12.  Disclosures About Fair Value of Financial Instruments:

        The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

        The Partnership estimates that the fair value of the Partnership's two mortgage notes payable approximates the carrying amount of such mortgage notes at December 31, 1997 and 1996. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.


13.   Exchange of Limited Partnership Units:

        On October 16, 1997, Carey Diversified distributed a Consent
          Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate the Partnership with the other CPA(R) Partnerships. The General Partners' proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, was approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 1,937 holders owning 54,227 of the 54,900 limited partnership units exchanged such units for 1,516,187 Listed Shares with 29 holders with the remaining 673 limited partnership units exchanging such units for Subsidiary Partnership Units. The General Partners received 158,192 Listed Shares for their interest in their share of the appreciation in Partnership properties.

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued




        Listed shares commenced public trading on the New York Stock Exchange on January 21, 1998. Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership units will be made after an appraisal of the Partnership's properties which appraisal date is to be no later than December 31, 1998.




14.   Accounting Pronouncements:

        June 1997, the FASB issued Statement of Financial Accounting Standards
          ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 and is required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997


                                                         Initial Cost to              Cost
                                                           Partnership             Capitalized      Decrease in
                                                      -----------------------     Subsequent to        Net
   Description                  Encumbrances          Land          Buildings    Acquisition (a)   Investment (b)
   -----------                  ------------          ----          ---------    ---------------   --------------
Operating Method:

 Retail store in
  Greensboro, North Carolina                     $   40,946       $   186,926       $ 14,508
 Retail store in
  New Orleans, Louisiana                            129,065           188,599         15,776
 Retail store leased to
  Kinko's of Ohio, Inc.                              47,350           581,034         10,795

 Warehouse and distribution
  center leased to,
  B&G Contract Packaging,
  Inc.                                              216,000         3,048,862         29,922

 Land leased to Unisource
  Worldwide, Inc.                $2,171,572       3,575,000

 Building leased to Sports &
  Recreation, Inc.                                  265,757         1,925,029                        $(1,030,786)

 Centralized telephone bureau
  leased to Excel Communi-
  cations, Inc.                                     446,956         1,325,456        624,189            (479,994)

 Warehouse and manufac-
  turing plant leased to
  Pre Finish Metals
  Incorporated                      364,188         254,400         6,587,930         33,652
                                 ----------      ----------       -----------       --------         -----------
                                 $2,535,760      $4,975,474       $13,843,836       $728,842         $(1,510,780)
                                 ==========      ==========       ===========       ========         ===========



                                                                                                                     Life on which
                                                                                                                     Depreciation
                                     Gross Amount at which Carried                                                     in Latest
                                      at Close of Period  (c)(d)                                                     Statement of
                                   ---------------------------------           Accumulated                               Income
   Description                     Land       Buildings        Total       Depreciation (d)      Date Acquired        is Computed
   -----------                     ----       ---------        -----       ----------------      -------------        -----------
Operating Method:

 Retail store in
  Greensboro, North Carolina   $   40,946   $   201,434     $   242,380       $  144,402        September 2, 1980     15-35 YRS.
 Retail store in
  New Orleans, Louisiana          129,065       204,375         333,440          150,795        January 5, 1981       15-35 YRS.
 Retail store leased to
  Kinko's of Ohio, Inc.            47,350       591,829         639,179          432,315        October 1, 1980       15-35 YRS.

 Warehouse and distribution
  center leased to,
  B&G Contract Packaging,
  Inc.                            216,000     3,078,784       3,294,784        1,710,911        April 9, 1981           30 YRS.

 Land leased to Unisource
  Worldwide, Inc.               3,575,000                     3,575,000                         April 29, 1980

 Building leased to Sports &
  Recreation, Inc.                140,716     1,019,284       1,160,000          161,386        November 24, 1981       30 YRS.

 Centralized telephone bureau
  leased to Excel Communi-
  cations, Inc.                   446,956     1,469,651       1,916,607          105,274        November 24, 1981       30 YRS.

 Warehouse and manufac-
  turing plant leased to
  Pre Finish Metals                                                                             December 11, 1980      5-30 YRS.
  Incorporated                    254,400     6,621,582       6,875,982        3,665,056        and June 30, 1986
                               ----------   -----------     -----------       ----------
                               $4,850,433   $13,186,939     $18,037,372       $6,370,139
                               ==========   ===========     ===========       ==========

See accompanying notes to Schedule.

                         CORPORATE PROPERTY ASSOCIATES 2
                       (a California limited partnership)
                                and SUBSIDIARIES

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997


                                                          Initial Cost to                Cost              Increase
                                                            Partnership               Capitalized        (Decrease) in
                                                      ------------------------       Subsequent to            Net
      Description                 Encumbrances        Land           Buildings      Acquisition (a)     Investment (b)
      -----------                 ------------        ----           ---------      ---------------     --------------
Direct Financing Method:
 Office, warehouse and
  distribution center
  leased to Unisource
  Worldwide, Inc.                  $4,355,546                      $ 7,170,000          $ 9,528          $   847,262


 Centralized Telephone
  Bureau leased to
  Western Union
  Financial Services, Inc.                        $  350,316         1,980,820                               (36,494)

 Computer Center
  leased to
  AT&T Corporation                                   144,958         2,739,941            1,183               14,476


 Warehouse and
  manufacturing
  buildings
  leased to Gibson
  Greetings, Inc.                                    542,693         4,913,459                            (1,548,904)


 Warehouse and
  manufacturing
  buildings
  leased to CSS Industries,
  Inc./Cleo, Inc.                                    323,122         4,315,774                            (1,293,636)
                                   ----------     ----------       -----------          -------          -----------
                                   $4,355,546     $1,361,089       $21,119,994          $10,711          $(2,017,296)
                                   ==========     ==========       ===========          =======          ===========






                                   Gross Amount at which Carried
                                   at Close of Period  (c)
                                   -----------------------------
      Description                               Total               Date Acquired
      -----------                               -----               -------------
Direct Financing Method:
 Office, warehouse and
  distribution center
  leased to Unisource
  Worldwide, Inc.                           $ 8,026,790            April 29, 1980


 Centralized Telephone
  Bureau leased to
  Western Union                                                      November 24,
  Financial Services, Inc.                    2,294,642                   1981

 Computer Center
  leased to                                                          November 24,
  AT&T Corporation                            2,900,558                   1981


 Warehouse and
  manufacturing
  buildings
  leased to Gibson                                                   January 26,
  Greetings, Inc.                             3,907,248                   1982


 Warehouse and
  manufacturing
  buildings
  leased to CSS Industries,                                          January 26,
  Inc./Cleo, Inc.                             3,345,260                   1982
                                            -----------
                                            $20,474,498
                                            ===========


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

     (b) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment and does not include lease payments received which at times may be greater or less than such amortization under the direct financing method, the writedowns to fair value of the Partnership's properties in Moorestown, New Jersey and Reno Nevada and adjustments relating to deferred gains on lease restructurings.

     (c) At December 31, 1997, the aggregate cost of real estate owned for Federal income tax purposes is $42,039,945.

     (d)
                     Reconciliation of Real Estate Accounted
                         for Under the Operating Method

                                            December 31,
                                     --------------------------
                                          1996          1997
                                          ----          ----
      Balance at beginning
        of year                      $17,405,946    $17,606,754

      Additions                          200,808        430,618
                                     -----------    -----------


      Balance at close of
        year                         $17,606,754    $18,037,372
                                     ===========    ===========


                   Reconciliation of Accumulated Depreciation


                                             December 31,
                                      -------------------------
                                          1996          1997
                                          ----          ----
      Balance at beginning
        of year                       $5,351,359     $5,850,679

      Depreciation expense               499,320        519,460
                                      ----------     ----------

      Balance at close of
        year                          $5,850,679     $6,370,139
                                      ==========     ==========

PROPERTIES



   LEASE                                                                    TYPE OF OWNERSHIP
  OBLIGOR                TYPE OF PROPERTY             LOCATION                  INTEREST
  -------                ----------------             --------                  --------
GIBSON GREETINGS,        Land and Manufac-            Cincinnati,           Ownership of a 28.5%
INC.                     turing/Warehouse             Ohio; and             interest in land and
                         Buildings - 2 locations      Berea, Kentucky       buildings

CSS INDUSTRIES,          Land and Manufac-            Memphis,              Ownership of a 28.5%
INC./CLEO, INC.          turing/Warehouse             Tennessee             interest in land and
                         Buildings                                          buildings

UNISOURCE                Land and Office/             City of Commerce,     Ownership of land
WORLDWIDE,               Warehouse/Distri-            California            and building (1)
INC.                     bution Center

WESTERN UNION            Land and                     Bridgeton,            Ownership of an
FINANCIAL SERVICES,      Centralized                  Missouri              approximate 39%
INC.                     Telephone Bureau                                   interest in land
                                                                            and buildings

SPORTS &                 Land and                     Moorestown,           Ownership of an
RECREATION, INC.         Building                     New Jersey            approximate 39%
                                                                            interest in land
                                                                            and building

AT&T CORPORATION         Land and a                   Bridgeton,            Ownership of an
                         Computer Center              Missouri              approximate 39%
                                                                            interest in land
                                                                            and building

EXCEL                    Land and                     Reno, Nevada          Ownership of an
COMMUNICATIONS,          Building                                           approximate 39%
INC.                                                                        interest in land
                                                                            and building

PRE FINISH METALS        Land and Warehouse/          Walbridge, Ohio       Ownership of a 40%
INCORPORATED             Manufacturing Plant                                interest in land
                                                                            and building (1)

B&G CONTRACT             Land and Warehouse/          Maumelle,             Ownership of land
PACKAGING, INC.          Distribution Center          Arkansas              and building


WEXLER & WEXLER          Land and Retail              New Orleans,          Ownership of land
                         Store                        Louisiana             and building

A. JONES                 Land and Retail              Greensboro,           Ownership of land
                         Store                        North Carolina        and building

KINKOS OF OHIO, INC.     Land and Retail Store        Canton, Ohio          Ownership of land
and LUTZ BAGELS, LLC                                                        and building

(1) These properties are encumbered by mortgage notes payable.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
         UNITHOLDER MATTERS




            As of December 31, 1997, there were 1,966 holders of record of the Limited Partnership Units of the Partnership. On January 1, 1998, 1,937 holders of Limited Partnership Units exchanged such units for interests in Carey Diversified LLC and 29 holders exchanged such units for Subsidiary Partnership Units. There is no established public trading market for Subsidiary Partnership Units.


            In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1994:

                                Cash Distributions Per Unit
                              ------------------------------
                                1995        1996        1997
                                ----        ----        ----
            First quarter     $ 6.60      $ 6.94      $ 6.37
            Second quarter      6.66       22.03(a)     6.38
            Third quarter       6.75        6.35        6.39
            Fourth quarter      6.84        6.36       20.09(b)
                              ------      ------      ------
                              $26.85      $41.68      $39.23
                              ======      ======      ======


(a) Includes a special distribution of $15 per Limited Partnership Unit.
(b) Includes distributions of $6.40 and $13.69 per Limited Partnership Unit paid in October 1997 and December 1997, respectively.


            On October 16, 1997, the Partnership began the solicitation of consents from limited partners to approve the merger of the Partnership with all of the CPA(R) Partnerships into Carey Diversified LLC, a Delaware limited liability company. Limited Partners were offered the opportunity to vote to approve or disapprove the merger and to choose either interests ("Listed Shares") in the Carey Diversified LLC or interests ("Subsidiary Partnership Units") in the partnership which survived the merger. The solicitation period ended on December 16, 1997. The results of the voting were as follows:


                                   Units Voted           Units Voted        Units Voted          Units Not
                                       Yes                   No             Abstaining             Voted
                                       ---                   --             ----------             -----
Merger of Partnership
with Carey Diversified           39,100    71.22%       764    1.40%        260    .47%        14,776    26.91%



                                                     Subsidiary
                     Listed Shares                Partnership Units
                     -------------                -----------------
Number of Units
Electing                 54,227                          673